Form 10-Q
period 1993-12-25
ADVO INC
filed 1994-02-08
CIK 801622

                                     FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 25, 1993
                               -----------------

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                                ------------------    -----------------

Commission file number 1-11720
                       -------


                                   ADVO, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                       06-0885252
- -------------------------------                     ---------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


One Univac Lane, P.O. Box 755, Windsor, CT                06095-0755
- ------------------------------------------          ---------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number including area code:      (203) 285-6100
                                                    ---------------------



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
    -----          -----

        As of January 22, 1994 there were 21,285,974 shares of common stock
                                          ----------
outstanding.

                                  ADVO, Inc.

                           Index to Quarterly Report
                                 on Form 10-Q

                        Quarter Ended December 25, 1993


                      Part I - Financial Information        Page
                      ------------------------------        ----
Item 1.  Financial Statements (Unaudited)

  Consolidated balance sheets -
      December 25, 1993 and September 25, 1993                2

  Consolidated statements of operations -
      Three months ended December 25, 1993
       and December 26, 1992                                  3

  Consolidated statements of cash flows -
      Three months ended December 25, 1993
       and December 26, 1992                                  4

  Consolidated statement of changes in
    Stockholders' Equity -
      Three months ended December 25, 1993                    5

  Notes to consolidated financial statements                  6

Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations.                           8




                      Part II - Other Information
                      ---------------------------



Item 4.  Submission of Matters to a Vote of
         Security Holders.                                    10

Item 6.  Exhibits and Reports on Form 8-K.                    10

Signatures                                                    11

                                  ADVO, Inc.

                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)

                                                      December 25,   September 25,
                                                         1993            1993
                                                     -------------  -------------
ASSETS

Current assets:
  Cash and cash equivalents-Related Party              $ 29,316        $ 32,449
  Cash and cash equivalents-Other                         8,157          18,631
                                                       --------        --------
  Total cash and cash equivalents                        37,473          51,080

  Marketable securities-Related Party                    29,802          20,368
  Accounts receivable, less allowances of $6,209
   and $4,472                                            54,301          52,816
  Inventories                                             6,518           6,622
  Prepaid expenses and other current assets               8,845           8,938
  Deferred income taxes                                  11,643          11,667
                                                       --------        --------
    Total current assets                                148,582         151,491

Property and equipment                                  107,106         106,192
Less accumulated depreciation and amortization          (51,745)        (51,389)
                                                       --------        --------
  Net property and equipment                             55,361          54,803

Non-current deferred income taxes                           871             348
Other assets                                             18,443          19,883
                                                       --------        --------

  TOTAL ASSETS                                         $223,257        $226,525
                                                       ========        ========

LIABILITIES

Current liabilities:
  Accounts payable                                     $ 26,937        $ 24,879
  Accrued compensation and benefits                      28,068          24,175
  Customer advances                                      11,089          15,079
  Federal and state income taxes payable                  8,097           5,450
  Restructure reserve - short term                        7,394           9,356
  Accrued other expenses                                 13,383          12,380
                                                       --------        --------
    Total current liabilities                            94,968          91,319

Deferred liabilities                                        517             554
Restructure reserve - long term                          16,394          16,394
                                                       --------        --------
                                                         16,911          16,948
STOCKHOLDERS' EQUITY

Series A Convertible preferred stock,
  $.01 par value (Authorized 5,000,000 shares,
   none issued)                                               -               -

Common stock, $.01 par value (Authorized
  40,000,000 shares, issued 23,245,082 and
   23,234,958 shares, respectively)                         232             232
Additional paid-in capital                              125,262         124,299
Retained earnings                                        15,800           8,972
                                                       --------        --------
                                                        141,294         133,503
Less 1,933,430 shares and 1,016,143 shares,
 respectively, of common stock held in treasury,
 at cost                                                (29,916)        (15,245)
                                                       --------        --------
    Total stockholders' equity                          111,378         118,258
                                                       --------        --------

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $223,257        $226,525
                                                       ========        ========


                        See Accompanying Notes.

                                  ADVO, Inc.

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)


                                       Three months ended
                                    --------------------------
                                    December 25,  December 26,
                                        1993          1992
                                    --------------------------
Revenues                              $246,763      $228,044

Costs and expenses:
  Cost of sales                        184,602       170,129
  Selling, general and
   administrative                       49,995        47,262
  Provision for bad debt                   821         1,173
                                      --------      --------

Operating income                        11,345         9,480

Interest income-Related Party              520           472
Interest income-Other                       16            20
Other expense                              182           213
                                      --------      --------

Income before income taxes              11,699         9,759

Provision for income taxes               4,445         3,240
                                      --------      --------

Net income                            $  7,254      $  6,519
                                      ========      ========

Earnings per share (A)                $    .29      $    .26(B)
                                      ========      ========

Cash dividends declared per
 share                                $    .02      $      -

Weighted average common and
    common equivalent shares:

Primary                                 24,877        25,295
Fully diluted                           25,020        25,348



- --------------

(A) Both primary and fully diluted.

(B) Restated for 5-or-4 stock split
    distributed March 5, 1993 in the
    form of a stock dividend.






                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                           Three months ended
                                                      ----------------------------
                                                      December 25,   December 26,
                                                          1993           1992
                                                      -------------  -------------

Cash flows from operating activities:
  Net income                                              $  7,254       $  6,519
  Adjustments to reconcile net income to net
    cash flows from operating activities:
        Depreciation and amortization                        2,999          2,628
        Amortization of deferred compensation                  603            818
        Deferred income taxes                                 (499)          (597)
        Provision for bad debt                                 821          1,173
        Pro forma adjustment for income taxes                    -            533
        Other                                                  131            114
    Changes in assets and liabilities net of
      effects of acquisitions:
        Accounts receivable                                 (2,307)        (4,380)
        Inventories                                            104            647
        Other current assets                                    94         (1,861)
        Other assets                                           973           (727)
        Accounts payable                                     2,058           (359)
        Accrued compensation and benefits                    3,893            174
        Customer advances                                   (3,990)          (566)
        Federal and state income taxes payable               2,647            499
        Other current liabilities                              576         (1,200)
        Restructure reserve                                 (1,962)             -
        Deferred liabilities                                   (37)           (40)
                                                          --------       --------

Net cash provided by operating activities                   13,358          3,375

Cash flows from investing activities:
  Investment in business ventures/acquisitions                   -         (5,415)
  Acquisition of property and equipment                     (3,168)        (2,760)
  Proceeds from disposals of property and equipment             76             12
  Sales of marketable securities                             8,023              -
  Purchases of marketable securities                       (17,585)       (19,904)
                                                          --------       --------

Net cash used in investing activities                      (12,654)       (28,067)

Cash flows from financing activities:
  Tax effect - vesting of restricted stock/options
   exercised                                                   292            237
  Proceeds from exercise of stock options                       68            198
  Purchase of common stock for treasury                    (14,671)          (102)
  Increase in bank overdraft                                     -          1,002
  Proceeds from short-term debt                                  -          2,700
  Principal payment on long-term debt                            -            (49)
  Cash distribution to satisfy subchapter
        S tax liability                                          -           (614)
                                                          --------       --------

Net cash provided (used) by financing activities           (14,311)         3,372
                                                          --------       --------

Decrease in cash and cash equivalents                      (13,607)       (21,320)
Cash and cash equivalents at beginning of period            51,080         65,749
                                                          --------       --------
Cash and cash equivalents at end of period                $ 37,473       $ 44,429
                                                          ========       ========

Supplemental disclosures of cash flow information
  Income tax payments                                     $  2,116       $  3,011
  Interest paid                                                  -             48


                            See Accompanying Notes.

                                  ADVO, Inc.
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                       (In thousands, expect share data)



                        Common Stock               Treasury Stock
                     ------------------       -------------------------
                                                                         Additional
                                                                         Paid-In   Retained    Total
                     Shares      Amount        Shares        Amount      Capital   Earnings    Equity
                     ----------------------------------------------------------------------------------
Balance -
September 25,
1993                23,234,958    $232      (1,016,143)     $(15,245)    $124,299   $8,972    $118,258

Purchase of
Common Stock
for
Treasury                                      (917,287)      (14,671)                          (14,671)

Grants of
restricted stock         2,000

Exercise of stock
options                  8,124                                                 68                   68

Tax effect-
employee stock
plans                                                                         292                  292

Amortization of
deferred
compensation                                                                  603                  603

Cash dividends
declared ($.02
per share)                                                                            (426)       (426)

Net income                                                                           7,254       7,254
                   ------------------------------------------------------------------------------------
Balance -
December 25,
1993                23,245,082    $232      (1,933,430)     $(29,916)    $125,262  $15,800    $111,378

                                   ADVO, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 25, 1993 are not necessarily indicative of the results that may be expected for the fiscal year ended September 24, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 25, 1993.

Revenues are recognized when services are rendered and are presented in the financial statements net of sales allowances. Certain reclassifications have been made in the fiscal 1993 financial statements to conform with the fiscal 1994 presentation.

2.  Merger

On August 19, 1993 a plan of merger was consummated between the Company and Marketing Force, Inc., ("MF" or "Marketing Force") a privately held specialty marketing company located in Michigan, through the exchange of 2,115,956 shares of ADVO Common Stock for all of the outstanding stock of MF. The merger was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of MF for all periods presented. MF's reported financial results have been adjusted to conform to the financial presentation of the Company. There were no significant intercompany transactions or differences in accounting policies between the Company and MF. Prior to the merger, MF had elected to be taxed as an S corporation for U.S.Federal and State purposes. As an S corporation, MF's shareholders were required to pay individual income taxes based on MF's taxable income. Income taxes on income for the periods MF was a subchapter S corporation have been provided on a pro forma basis at an effective rate of 41%. The 41% effective rate is ADVO's estimate of the federal and state tax rates that would have been applied to MF had it been merged with ADVO for the periods presented.

3.  Income Taxes

Beginning with the first quarter of fiscal 1994, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". As permitted under the new rules, prior years' financial statements have not been restated.

The cumulative effect of adopting statement 109 for the three months ended December 25, 1993 was not material to either the Company's results of operations or financial position.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 25, 1993 are as follows (in thousands):


Deferred tax assets:
  Reserve for restructure          $ 9,139
  Reserve for deferred
   compensation                      2,369
  Reserve for employee benefits      4,511
  Other                              2,415
                                   -------
    Total deferred tax assets       18,434
                                   -------

Deferred tax liabilities:
  Tax over book depreciation         5,920
                                   -------
    Total deferred tax
     liabilities                     5,920
                                   -------
    Net deferred tax assets        $12,514
                                   =======

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                                    Three months ended
                                          ---------------------------------------
                                           December 25, 1993    December 26, 1992
                                          ------------------  -------------------

Federal statutory rate                           35.0%                34.0%
State taxes, net of
  Federal benefit                                 4.8                  4.5
Tax benefits related to section
  338 basis adjustment                              -                 (5.8)
Targeted jobs tax credit                         (0.5)                (0.3)
Other                                            (1.3)                 0.8
                                          ------------------  -------------------
Effective income tax rate                        38.0%                33.2%
                                          ==================  ===================

4.  Marketable securities

Marketable securities, consisting principally of U.S. Treasury securities and municipal bonds, are carried at cost, cost approximates market at December 25, 1993 and September 25, 1993. The cost of securities sold is determined by the specific identification method.

                                   ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results of Operations
- ---------------------

Revenues for the three months ended December 25, 1993 increased $18.7 million or 8.2% when compared with the same three month period of a year earlier. The growth in revenues was almost entirely volume related and was primarily the result of a 9.4% increase in shared mail packages delivered to 770.2 million households versus 703.7 million for the same period of the prior year. Average shared mail pieces per package remained relatively constant with the comparable period of a year earlier at 7.86 versus 7.89. The volume gains were achieved through increased frequency of mailings and pieces per package increases within established markets. Pricing held stable when comparing the first three months of fiscal 1994 with the same period of fiscal 1993.

The Company's in-store marketing services accounted for $2.1 million of the volume growth in revenues and was mainly attributable to expanded sales in promotional services when comparing the first quarter of fiscal 1994 with the first quarter of fiscal 1993.

Cost of sales as a percentage of revenues remained relatively constant at 74.8% versus 74.6% when comparing the first three months of fiscal 1994 with the same period of fiscal 1993. In absolute terms, cost of sales increased 8.5% or $14.5 million. The increase was mainly attributable to the growth in packages mailed and the resultant 8.7% increase in postage expense when comparing the three months ended December 25, 1993 with the three months ended December 26, 1992. Print costs also experienced an 11.0% increase as a result of the shared mail volume growth. In-store marketing services accounted for $1.4 million of the increase in cost of sales and its increase was principally related to volume growth within its promotional services product lines.

As a percentage of revenues, selling expense, including the provision for bad debt, decreased slightly from 12.8% in the first quarter of fiscal 1993 to 12.2% in the first quarter of fiscal 1994. The $.7 million increase in selling expense, in absolute terms, was mainly attributable to increased commission costs resulting from the revenue growth.

General and administrative costs remained constant at 8.4% of revenues when comparing the three months ended December 25, 1993 with the same period of a year earlier. Overall, costs increased $1.7 million when comparing the two periods and were primarily related to increased employee costs.

As a result of the above, the Company reported operating income of $11.3 million for the first three months of fiscal 1994 versus $9.5 million for the first three months of fiscal 1993. Direct mail accounted for $10.0 million of fiscal 1994's first quarter operating income while in-store marketing provided $1.3 million. For the first quarter of fiscal 1993, direct mail accounted for $8.2 million and in-store marketing services $1.3 million of the reported operating income of $9.5 million.

The effective income tax rate for the first three months of fiscal 1994 was 38% versus 33.2% for the first three months of fiscal 1993. The increase in the effective income tax rate for fiscal 1994 is principally related to the increase in the Federal Statutory rate, effective January 1, 1993 and the expiration of Federal tax benefits available in prior years. During the first quarter of fiscal 1994, the Company implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". There was no material impact to the Company's consolidated operations or financial position.

Financial Condition
- -------------------

Working capital decreased $6.6 million to $53.6 million at December 25, 1993 from $60.2 million at September 25, 1993. The decrease from September 25, 1993 was mainly attributable to the decrease in cash and cash equivalents resulting from $13.9 million used to purchase the Company's Common Stock for treasury under a repurchase program announced by the Company on October 19, 1993. The program was undertaken because the Company believes its stock is undervalued at current market prices and, therefore, represents a sound investment. Also contributing to the decrease in working capital were increases in accrued compensation and benefits, due to the timing of payments for employee benefits, and increases in federal and state income taxes payable, resulting from an increase in income and the effective tax rate. These decreases in working capital were offset to a degree by the increase in accounts receivable from the growth in revenues. As a result of the aforementioned, the working capital ratio decreased to 1.56 at December 25, 1993 from 1.66 at September 25, 1993.

Total stockholders' equity decreased $6.9 million to $111.4 million at December 25, 1993 from $118.3 million at September 25, 1993. The decrease was reflective of the $14.7 million used to purchase the Company's Common Stock for treasury under the Company's repurchase program, as discussed earlier, and pursuant to elections by employees to satisfy withholding tax requirements under the Company's restricted stock and stock option plans. Stockholders' equity was also decreased by $.4 million used for cash dividends declared on ADVO Common Stock. These decreases were offset to a degree by additions to stockholders' equity for $.3 million in tax benefits realized on the vesting of restricted stock and stock option exercises, $.6 million for the amortization of deferred compensation and $7.3 million for fiscal 1994's first quarter net income.

Liquidity
- ---------

The Company's main source of liquidity continues to be funds from operating activities. Cash provided from operating activities increased $10.0 million to $13.4 million for the three months ended December 25, 1993 when compared to the same period a year earlier. The increase in cash provided from operating activities was mainly attributable to the Company's improved operating results, the increase in accrued compensation and benefits and the increase in federal and state income taxes payable for the reasons mentioned earlier, and the decrease in accounts receivable through enhanced collection and payment procedures. The Company experienced a $13.6 million decrease in cash and cash equivalents during the first quarter of fiscal 1994 compared to a $21.3 million decrease in the first quarter of fiscal 1993. The decrease in cash and cash equivalents was primarily reflective of the $14.7 million used to purchase ADVO Common Stock for treasury as discussed above and the $9.6 million used for investments in marketable securities. These decreases were offset to a degree by the $13.4 million provided by operating activities. During the comparable period of fiscal 1993, cash provided by operating activities of $3.4 million and financing activities of $3.4 million was more that offset by cash used to invest in marketable securities, business ventures and cash used for capital additions which totaled $28.1 million.

                          Part II - Other Information


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

At the 1994 Annual Meeting of Stockholders of ADVO, Inc. (the "Company"), held on January 20, 1994, the following matters were submitted to a vote of the stockholders.

1. The election of nine Directors to serve until the Annual Meeting of Stockholders in 1995.

2. The approval of amendments to the 1988 Non-qualified Stock Option Plan, as amended.

3. The approval of the 1993 Stock Option Subplan.

4. The ratification of the appointment of Ernst & Young as the Company's independent auditors for the fiscal year ending September 24, 1994.

Each of the four proposals were approved by the stockholders in their entirety. For a list of the directors elected and the votes cast for and against each of the proposals reference is made to exhibit No. 22, Report of Inspector of Election for ADVO, Inc. Common Stock, attached hereto.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

    (a) Exhibit Index
                                                               Sequential
        Exhibit No.                Exhibits                    Page Number
        -----------                --------                    -----------

           11           Statement re computation of per share
                        earnings.

           22           Report of Inspector of Election for
                        ADVO, Inc. Common Stock.


    (b) Reports on Form 8-K
        -------------------

        No report on Form 8-K was filed by the Company with respect to the quarter ended December 25, 1993.






- --------------------------------------------------------------------------------

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                  SIGNATURES







      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  ADVO, Inc.






Date: February 7, 1994            By:/s/ ROBERT S. HIRST
      ----------------               --------------------------
                                     Robert S. Hirst
                                     Vice President and Controller
                                     (Principal Accounting Officer)