Form 10-Q
period 1994-03-26
ADVO INC
filed 1994-05-10
CIK 801622

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549



(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 26, 1994
                               --------------

                                     or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  __________________ to _________________

Commission file number 1-11720
                       -------


                                 ADVO, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



         Delaware                                               06-0885252
- -------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


One Univac Lane, P.O. Box 755, Windsor, CT                      06095-0755
- ------------------------------------------                 --------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number including area code:              (203) 285-6100
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

Yes  X          No
   ------         ------

     As of April 23, 1994 there were 20,843,029 shares of common stock
                                     ----------
outstanding.

                                 ADVO, Inc.


                          Index to Quarterly Report

                                on Form 10-Q

                        Quarter Ended March 26, 1994



                 Part I - Financial Information                  Page
                 ------------------------------                  ----


Item 1.  Financial Statements (Unaudited)

   Consolidated balance sheets -
     March 26, 1994 and September 25, 1993                       2

   Consolidated statements of operations -
     Six months and three months ended
     March 26, 1994 and March 27, 1993                           3

   Consolidated statements of cash flows -
     Six months ended March 26, 1994
     and March 27, 1993                                          4

   Consolidated statement of changes in
    Stockholders' Equity -
     Six months ended March 26, 1994                             5

   Notes to consolidated financial statements                    6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations.                                             8




                         Part II - Other Information
                         ---------------------------



Item 6.  Exhibits and Reports on Form 8-K.                      11

Signatures                                                      12


                                 ADVO, Inc.

                   CONSOLIDATED BALANCE SHEETS (Unaudited)
                      (In thousands, except share data)


                                                  March 26,       September 25,
                                                     1994             1993
                                                  ---------       -------------

ASSETS

Current assets:
  Cash and cash equivalents-Related Party          $ 16,280       $ 32,449
  Cash and cash equivalents-Other                     7,686         18,631
                                                   --------       --------
  Total cash and cash equivalents                    23,966         51,080

  Marketable securities-Related Party                30,744         20,368
  Accounts receivable, less allowances
    of $7,172 and $4,472                             54,046         52,816
  Inventories                                         7,402          6,622
  Prepaid expenses and other current assets           8,084          8,938
  Deferred income taxes                              12,290         11,667
                                                   --------       --------
    Total current assets                            136,532        151,491

Property and equipment                              112,473        106,192
Less accumulated depreciation and amortization      (56,182)       (51,389)
                                                   --------       --------
  Net property and equipment                         56,291         54,803

Non-current deferred income taxes                       924            348
Other assets                                         18,031         19,883
                                                   --------       --------

  TOTAL ASSETS                                     $211,778       $226,525
                                                   ========       ========

LIABILITIES

Current liabilities:
  Accounts payable                                 $ 29,183       $ 24,879
  Accrued compensation and benefits                  27,006         24,175
  Customer advances                                  12,943         15,079
  Federal and state income taxes payable              2,025          5,450
  Restructure reserve - short term                   10,305          9,356
  Accrued other expenses                             20,604         12,380
                                                   --------       --------
    Total current liabilities                       102,066         91,319

Deferred liabilities                                    504            554
Restructure reserve - long term                      12,226         16,394
                                                   --------       --------
                                                     12,730         16,948
STOCKHOLDERS' EQUITY

Series A Convertible preferred stock,
  $.01 par value (Authorized 5,000,000
  shares, none issued)                                    -              -

Common stock, $.01 par value (Authorized
  40,000,000 shares, issued 24,316,036
  and 23,234,958 shares, respectively)                  243            232
Additional paid-in capital                          132,563        124,299
Retained earnings                                    17,705          8,972
                                                   --------       --------
                                                    150,511        133,503
Less 3,194,831 shares and 1,016,143 shares,
  respectively, of common stock held in
  treasury, at cost
                                                    (53,529)       (15,245)
    Total stockholders' equity                     --------       --------
                                                     96,982        118,258
                                                   --------       --------

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $211,778       $226,525
                                                   ========       ========



                           See Accompanying Notes.

                                 ADVO, Inc.

              CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (In thousands, except per share data)


                                  Six months ended          Three months ended
                               -----------------------      ------------------

                             March 26,       March 27,    March 26,  March 27,
                                1994           1993         1994       1993
                             --------        --------     --------   --------
Revenues                     $ 476,489       $ 440,845    $ 229,726  $ 212,800

Costs and expenses:
 Cost of sales                 358,952         332,359      174,350    162,230
 Selling, general and
  administrative               100,900          94,414       50,905     47,151
 Provision for bad debts         1,585           1,611          764        438
                             ---------       ---------    ---------  ---------

Operating income                15,052          12,461        3,707      2,981

Interest income-Related
 Party                             926             933          406        461
Interest income-Other               27              29           12          9
Other expense                      380             392          199        179
                             ---------       ---------    ---------  ---------

Income before income taxes      15,625          13,031        3,926      3,272

Provision for income taxes       5,937           4,395        1,492      1,155
                             ---------       ----------   ---------  ---------

Net income                   $   9,688       $   8,636    $   2,434  $   2,117
                             =========       =========    =========  =========

Earnings per share (A)       $     .39       $     .34    $     .10  $     .08
                             =========       =========    =========  =========


Cash dividends declared per
  share                      $    .045       $     .02    $    .025  $     .02


Weighted average common and
  common equivalent shares:

Primary                         24,554          25,396       24,240     25,461
Fully diluted                   24,668          25,507       24,252     25,503




- --------------

(A) Both primary and fully diluted.




                           See Accompanying Notes.

                                 ADVO, Inc.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                               (In thousands)

                                                          Six months ended
                                                      -----------------------
                                                       March 26,      March 27,
                                                         1994           1993
                                                      -------------------------
Cash flows from operating activities:
  Net income                                           $  9,688       $  8,636
  Adjustments to reconcile net income to net
   cash flows from operating activities:
     Depreciation and amortization                        6,078          5,224
     Amortization of deferred compensation                  916          1,286
     Deferred income taxes                               (1,199)        (1,394)
     Provision for bad debt                               1,585          1,611
     Pro forma adjustment for income taxes                    -          1,024
     Other                                                  305              6
   Changes in assets and liabilities net of
    effects of acquisitions:
     Accounts receivable                                  (2,815)        1,626
     Inventories                                            (780)          574
     Other current assets                                     854       (1,978)
     Other assets                                             920       (1,737)
     Accounts payable                                       4,304           84
     Accrued compensation and benefits                      2,831         (862)
     Customer advances                                     (2,136)      (2,135)
     Federal and state income taxes payable                (3,425)         293
     Other current liabilities                              1,610          245
     Restructure reserve                                   (3,219)           -
     Deferred liabilities                                     (50)         (74)
                                                         --------     --------

Net cash provided by operating activities                  15,467       12,429

Cash flows from investing activities:
  Investment in business ventures/acquisitions                  -       (5,829)
  Acquisition of property and equipment                    (6,726)      (6,787)
  Proceeds from disposals of property and equipment            78           14
  Sales of marketable securities                           13,181       15,560
  Purchases of marketable securities                      (23,850)     (34,945)
                                                         --------     --------

Net cash used in investing activities                     (17,317)     (31,987)

Cash flows from financing activities:
  Tax effect - vesting of restricted
    stock/options exercised                                 7,070          961
  Proceeds from exercise of stock options                     433          285
  Purchase of common stock for treasury                   (32,341)      (1,294)
  Dividends paid                                             (426)           -
  Decrease in bank overdraft                                    -         (615)
  Proceeds from short-term debt                                 -        1,125
  Principal payment on long-term debt                           -          (88)
  Cash distribution to satisfy subchapter
     S tax liability                                            -       (1,227)
  Other                                                         -          (10)
                                                         --------     --------

Net cash used by financing activities                     (25,264)        (863)
                                                         --------     --------

Decrease in cash and cash equivalents                     (27,114)     (20,421)
Cash and cash equivalents at beginning of period           51,080       65,749
                                                         --------     --------
Cash and cash equivalents at end of period               $ 23,966     $ 45,328
                                                         ========     ========

Supplemental disclosures of cash flow information:
  Income tax payments                                    $  3,533     $  3,511
  Interest paid                                                 -          108

Non-cash financing and investing activities:
  Purchase of ADVO Common Stock
    for treasury, paid subsequent
    to March 26, 1994                                    $  6,077     $      -


                            See Accompanying Notes.

                                 ADVO, Inc.
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                      (In thousands, expect share data)




                          Common Stock             Treasury Stock
                          ------------             --------------          Additional
                                                                           Paid-In       Retained      Total
                      Shares       Amount        Shares       Amount       Capital       Earnings      Equity
                      ----------------------------------------------------------------------------------------------
Balance -
September 25,         23,234,958   $ 232         (1,016,143)  $(15,245)    $124,299      $ 8,972       $118,258
1993

Purchase of
Common Stock
for
Treasury                                         (2,187,688)   (38,428)                                 (38,428)

Grants of
restricted
stock                     12,000                      9,000        144         (144)

Exercise of
stock options          1,069,078      11                                        422                         433

Tax effect-
employee stock
plans                                                                         7,070                       7,070

Amortization
of deferred
compensation                                                                    916                         916

Cash dividends
declared ($.045
per share)                                                                                  (955)          (955)

Net income                                                                                 9,688          9,688
                      ----------------------------------------------------------------------------------------------
Balance -
March 26,
1994                  24,316,036   $ 243         (3,194,831)  $(53,529)    $132,563      $17,705       $ 96,982

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 26, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ended September 24, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 25, 1993.

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

The cumulative effect of adopting statement 109 for the three and six month periods ended March 26, 1994 was not material to either the Company's results of operations or financial position.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 26, 1994 are as follows (in thousands):


Deferred tax assets:
  Reserve for restructure             $ 8,600
  Reserve for deferred
    compensation                        2,529
  Reserve for employee
    benefits                            5,610
  Other                                 2,342
                                      -------
    Total deferred tax assets          19,081
                                      -------

Deferred tax liabilities:
  Tax over book
    depreciation                        5,867
                                      -------
    Total deferred tax liabilities      5,867
                                      -------
    Net deferred tax assets           $13,214
                                      =======

4.  Marketable securities

Marketable securities, consisting principally of U.S. Treasury securities and municipal bonds, are carried at cost, cost approximates market at March 26, 1994 and September 25, 1993. The cost of securities sold is determined by the specific identification method.

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results of Operations
- ---------------------

Revenues for the second quarter of fiscal 1994 ended March 26, 1994 increased 8.0% or $16.9 million over the comparable period of the prior fiscal year. Fiscal 1994 year-to-date revenues also increased 8.1% or $35.6 million over the comparable six month period of fiscal 1993. The Company experienced both pricing and volume gains for the three and six month periods ended March 26, 1994 when compared with the same periods ended March 27, 1993. The volume gains accounted for a majority of the revenue growth as reflected by the 8.1% and 8.8% increases in shared mail packages delivered for the second quarter and first half of fiscal 1994 when compared to the same periods of a year earlier.
Package volume for the second quarter of fiscal 1994 was 790.2 million versus
730.7 million in the second quarter of fiscal 1993 and 1,560.3 million for the first six months fiscal 1994 versus 1,434.4 million in fiscal 1993. Pieces per shared mail package were down slightly for the two periods over prior year, down 0.4% for the second quarter and 0.3% for the first six months. The decline in pieces per shared mail package primarily resulted from the Company's addition of a second weekly mailing in some of its larger markets, adjusting for these packages, pieces per shared mail package would have increased 3.3% for both the second quarter and the first six months.

Costs of sales remained relatively constant as a percentage of revenues for the second quarter and first six months of fiscal 1994 when compared to the same periods of fiscal 1993 at approximately 76% and 75%, respectively. Both periods experienced increases, in absolute terms, of $12.1 million and $26.6 million for the three and six month periods ended March 26, 1994, respectively, when compared with the prior year. Postage and print costs accounted for the majority of the increase for each of the periods and resulted primarily from the volume growth discussed above when comparing the second quarter and first half of fiscal 1994 with a year earlier. Postage costs increased 7% and 8%, respectively, for the three and six months ended March 26, 1994 over the comparable periods ended March 27, 1993 and resulted from the shared mail package growth. Print costs increased roughly 11% over prior year for both the second quarter and first six months of fiscal 1994 and resulted from the approximate 8% increase in both the second quarter and first six months of fiscal 1994 over prior year in total pieces mailed to 5.8 billion and 11.9 billion, respectively.

Selling expense, including the provision for bad debt, remained constant as a percentage of revenues at approximately 12% for the second quarter of fiscal 1994 and fiscal 1993 and 13% for the six month periods ended March 26, 1994 and March 27, 1993. The second quarter of fiscal 1994 experienced an absolute increase of $2.2 million in selling costs when compared to the second quarter of fiscal 1993. The first half of fiscal 1994's selling costs also increased in absolute terms, $3.0 million, when compared with the same period of a year earlier. Both the quarter and first half increases were primarily related to increased commission expense resulting from the fiscal 1994 revenue growth over fiscal 1993.

As a percentage of revenues, general and administrative costs were approximately 9.5% for the three month periods ended March 26, 1994 and March 27, 1993 and 9% for the first half of fiscal 1994 and 1993. In absolute terms, general and administrative costs increased $1.8 million for the second quarter of fiscal 1994 and $3.5 million for the first half of fiscal 1994. The increase for the second quarter was primarily related to increases in promotional and consulting costs while the increase for the first half was related to increased employee costs as well as those costs mentioned for the second quarter when compared to a year earlier.

As a result of the above, the Company reported operating income of $3.7 million for the second quarter and $15.1 million for the first half of fiscal 1994 versus $3.0 million for the second quarter and $12.5 million for the first half of fiscal 1993.

The effective income tax rate for the three and six month periods ended March 26, 1994 was 38% versus 35.3% for the second quarter and 33.7% for the first half of fiscal 1993. The increase in the effective income tax rate for fiscal 1994 is principally related to the increase in the Federal Statutory rate, effective January 1, 1993 and the expiration of Federal tax benefits available in prior years. During the first quarter of fiscal 1994, the Company implemented Statement of Financial Accounting standards No. 109 "Accounting for Income Taxes". There was no material impact to the Company's consolidated operations or financial position.

For the fiscal year ended September 25, 1993, the Company recorded a $25.8 million charge to operations in connection with a plan of restructuring.
Through the first six months of fiscal 1994, the Company has recorded reductions to the reserve of $3.2 million. The Company's management continues to believe that cost efficiencies and future benefits will be recognized from the plan of restructuring and there have been no material changes to the estimates or timing of the restructuring plan as of March 26, 1994.

The Company's weighted average shares used in its earning per share calculations decreased approximately 1.2 million shares for the second quarter and 0.8 million shares for the first six months of fiscal 1994 ended March 26, 1994 when compared with the same periods of fiscal 1993. The decrease was primarily the result of the Company's buyback program announced on October 19, 1993 to reacquire up to 2.1 million shares of its Common Stock. As of March 26, 1994 the Company has committed to the repurchase of 1,790,800 shares under this program.

Financial Condition
- -------------------

Working capital decreased $25.7 million to $34.5 million at March 26, 1994 from $60.2 million at September 25, 1993. The decrease from September 25, 1993 was mainly attributable to the decrease in cash and cash equivalents resulting from the $25.0 million used to purchase the Company's Common Stock for treasury under a repurchase program announced by the Company on October 19, 1993. The program was undertaken because the Company believes its stock is undervalued at current market prices and, therefore, represents a sound investment. The Company also acquired $7.3 million of its Common Stock for treasury pursuant to elections made by employees to satisfy tax withholding requirements under the Company's restricted stock and stock option plans.

Also contributing to the decrease in working capital were increases in accounts payable resulting from the timing of payments to vendors and an increase in accrued other expenses resulting from a $6.1 million repurchase of the Company's Common Stock under its repurchase program, as discussed earlier, that was settled subsequent to March 26, 1994. Offsetting these decreases to a slight degree, was a decrease in federal and state income taxes payable due to the differences between book and tax deduction amounts for stock option exercises under the Company's employee stock option plans. The increase in accounts receivable allowances was primarily related to the growth in revenues and the Company's overall more conservative evaluation of receivables during the first six months of fiscal 1994 than during fiscal 1993. As a result of the afore-mentioned, the working capital ratio decreased to 1.34 at March 26, 1994 from
1.66 at September 25, 1993.

Total stockholders' equity decreased $21.3 million to $97.0 million at March 26, 1994. The decrease was reflective of the $38.4 million recorded for the purchases of the Company's Common Stock for treasury as discussed above. This decrease was offset somewhat by $7.1 million recorded for the tax benefit on the exercise of options under the Company's employee stock option plans and the vesting of restricted stock under the Company's restricted stock plans. Also offsetting the treasury stock purchases were the Company's net income for the first half of fiscal 1994 of $9.7 million and $.9 million recorded for the amortization of deferred compensation.

Liquidity
- ---------

The Company's main source of liquidity continues to be funds from operating activities. Cash provided from operating activities increased $3.0 million to $15.5 million for the six months ended March 26, 1994 versus $12.4 million for the comparable period of fiscal 1993. The increase in cash provided from operating activities was mainly attributable to the Company's improved operating results, the increase in accounts payable, for the reasons mentioned above, and the increase in accrued compensation and benefits due to the timing of payments for employee benefits. Offsetting these increases to cash flows from operating activities were increases to accounts receivable reflective of the growth in revenues and timing of customer payments, decreases to Federal and state income taxes payable from the tax benefits realized on the exercises of employee stock options and the decrease to the reserve for restructuring associated with the Company's plan of restructuring.

The Company experienced a $27.1 million decrease in cash and cash equivalents during the first half of fiscal 1994. The decrease was primarily reflective of the $32.3 million paid for the repurchase of the Company's Common Stock, as discussed earlier, and the $10.7 million used for investments in marketable securities. These decreases were offset to a degree by the $15.5 million provided from operating activities. For the first six months of fiscal 1993, the Company's cash and cash equivalents decreased $20.4 million primarily related to the $19.4 million used to invest in marketable securities.

Also offsetting the $12.4 million provided from operating activities in the first half of fiscal 1993 was $5.8 million used for investment in business ventures and $6.8 million used for capital additions.

On February 16, 1994 the Company announced an increase in its quarterly dividend from $.02 per share to $.025 per share or $.10 annually from $.08. The increase in the dividend will begin with the quarter ended March 26, 1994 or the Company's second fiscal quarter.

                         Part II - Other Information



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



    (b) Reports on Form 8-K
        -------------------

        A report on Form 8-K dated February 16, 1994 was filed by the Company during the quarter ended March 26, 1994. The Form 8-K reported under
        Item 5 thereof the increase in its quarterly dividend from $.02 to $.025 or $.10 annually versus $.08 commencing with its second fiscal quarter ended March 26, 1994. The record date for this quarter will be April 4, 1994 with a payment date of April 15, 1994.





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




                                  ADVO, Inc.




Date: May 6, 1994                 By:ROBERT S. HIRST \S\
      -----------                    --------------------------
                                     Robert S. Hirst
                                     Vice President and Controller
                                     (Principal Accounting Officer)