Form 10-Q
period 1994-06-25
ADVO INC
filed 1994-08-08
CIK 801622

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 25, 1994
                               -------------

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

     As of July 23, 1994 there were 20,856,351 shares of common stock
                                    ----------
outstanding.

                                  ADVO, Inc.


                           Index to Quarterly Report

                                 on Form 10-Q

                          Quarter Ended June 25, 1994

             Part I - Financial Information                              Page
             ------------------------------                              ----

Item 1.  Financial Statements (Unaudited)

     Consolidated balance sheets -
         June 25, 1994 and September 25, 1993                               3

     Consolidated statements of operations -
         Nine months and three months ended
         June 25, 1994 and June 26, 1993                                    4

     Consolidated statements of cash flows -
         Nine months ended June 25, 1994
         and June 26, 1993                                                  5

     Consolidated statement of changes in
         Stockholders' Equity -
         Nine months ended June 25, 1994                                    6

     Notes to consolidated financial statements                             7


Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations.                                                        9


             Part II - Other Information
             ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.                                 12

Signatures                                                                 13


                                  ADVO, Inc.

                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)

                                                  June 25,        September 25,
                                                    1994              1993
                                                ------------      -------------

ASSETS

Current assets:
 Cash and cash equivalents-Related Party          $  2,212          $ 32,449
 Cash and cash equivalents-Other                    26,120            18,631
                                                  --------          --------
 Total cash and cash equivalents                    28,332            51,080

 Marketable securities-Related Party                30,597            20,368
 Accounts receivable, less allowances
   of $6,457 and $4,472                             52,643            52,816
 Inventories                                         5,267             6,622
 Prepaid expenses and other current assets           7,608             8,938
 Deferred income taxes                              15,927            11,667
                                                  --------          --------
   Total current assets                            140,374           151,491

Property and equipment                             115,797           106,192
Less accumulated depreciation and amortization     (58,933)          (51,389)
                                                  --------          --------
   Net property and equipment                       56,864            54,803

Non-current deferred income taxes                        -               348
Other assets                                        17,187            19,883
                                                  --------          --------

   TOTAL ASSETS                                   $214,425          $226,525
                                                  ========          ========

LIABILITIES

Current liabilities:
 Accounts payable                                 $ 27,593          $ 24,879
 Accrued compensation and benefits                  30,951            24,175
 Customer advances                                   7,918            15,079
 Federal and state income taxes payable              8,031             5,450
 Restructure reserve - short term                   11,136             9,356
 Accrued other expenses                             16,162            12,380
                                                  --------          --------
   Total current liabilities                       101,791            91,319

Deferred liabilities                                   483               554
Non-current deferred income taxes                    1,784                 -
Restructure reserve - long term                      9,897            16,394
                                                  --------          --------
                                                    12,164            16,948
STOCKHOLDERS' EQUITY

Series A Convertible preferred stock,
  $.01 par value (Authorized 5,000,000
  shares, none issued)                                   -                 -
Common stock, $.01 par value (Authorized
  40,000,000 shares, issued 24,360,861
  and 23,234,958 shares, respectively)                 244               232
Additional paid-in capital                         133,105           124,299
Retained earnings                                   26,090             8,972
                                                  --------          --------
                                                   159,439           133,503
Less 3,504,509 shares and 1,016,143 shares,
  respectively, of common stock held in
  treasury, at cost                                (58,969)          (15,245)
                                                  --------          --------
    Total stockholders' equity                     100,470           118,258
                                                  --------          --------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $214,425          $226,525
                                                  ========          ========

                            See Accompanying Notes.

                                  ADVO, Inc.

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)

                                    Nine months ended    Three months ended
                                   -------------------   -------------------

                                   June 25,   June 26,   June 25,   June 26,
                                     1994       1993       1994       1993
                                   --------   --------   --------   --------

Revenues                           $732,570   $676,187   $256,082   $235,343

Costs and expenses:
 Cost of sales                      546,001    506,925    187,050    174,566
 Selling, general and
  administrative                    154,823    142,543     53,923     48,130
 Provision for bad debts              2,075      2,149        490        538
                                   --------   --------   --------   --------

Operating income                     29,671     24,570     14,619     12,109

Interest income-Related  Party        1,320      1,406        395        473
Interest income-Other                    42         41         14         12
Other expense                         1,044        533        664        141
                                   --------   --------   --------   --------

Income before income taxes           29,989     25,484     14,364     12,453

Provision for income taxes           11,396      8,486      5,458      4,091
                                   --------   --------   --------   --------

Net income                         $ 18,593   $ 16,998   $  8,906   $  8,362
                                   ========   ========   ========   ========

Earnings per share (A)             $    .77   $    .67   $    .38   $    .33
                                   ========   ========   ========   ========

Cash dividends declared per
  share                            $    .07   $    .04   $   .025   $    .02

Weighted average common and
  common equivalent shares:

Primary                              24,113     25,415     23,234     25,455
Fully diluted                        24,111     25,463     23,229     25,466


- --------------

(A) Both primary and fully diluted.



                            See Accompanying Notes.

                                  ADVO, Inc.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                     Nine months ended
                                                   ---------------------
                                                    June 25,   June 26,
                                                      1994       1993
                                                   ---------------------
Cash flows from operating activities:
  Net income                                        $ 18,593   $ 16,998
  Adjustments to reconcile net income to net
   cash flows from operating activities:
    Depreciation and amortization                      9,338      8,062
    Amortization of deferred compensation              1,311      1,820
    Deferred income taxes                             (2,128)    (2,226)
    Provision for bad debt                             2,075      2,149
    Pro forma adjustment for income taxes                  -      1,505
    Other                                                586        (97)
  Changes in assets and liabilities net of
   effects of acquisitions:
    Accounts receivable                               (1,902)    (2,266)
    Inventories                                        1,355        596
    Other current assets                               1,330       (973)
    Other assets                                       1,324     (1,997)
    Accounts payable                                   2,714        434
    Accrued compensation and benefits                  6,776      1,505
    Customer advances                                 (7,161)    (1,838)
    Federal and state income taxes payable             2,581      2,809
    Other current liabilities                          3,259      1,394
    Restructure reserve                               (4,717)         -
    Deferred liabilities                                 (71)       (93)
                                                    --------   --------

Net cash provided by operating activities             35,263     27,782

Cash flows from investing activities:
  Investment in business ventures/acquisitions             -     (7,519)
  Acquisition of property and equipment              (10,239)   (11,027)
  Proceeds from disposals of property and equipment       82         73
  Sales of marketable securities                      26,246     32,085
  Purchases of marketable securities                 (36,929)   (50,895)
                                                    --------   --------

Net cash used in investing activities                (20,840)   (37,283)

Cash flows from financing activities:
  Tax effect - vesting of restricted
    stock/options exercised                            7,102      1,100
  Proceeds from exercise of stock options                549        418
  Purchase of common stock for treasury              (43,868)    (1,410)
  Dividends paid                                        (954)      (401)
  Decrease in bank overdraft                               -       (615)
  Proceeds from short-term debt                            -      1,600
  Principal payment on long-term debt                      -       (126)
  Cash distribution to satisfy subchapter
    S tax liability                                        -     (2,614)
  Other                                                    -         (9)
                                                    --------   --------

Net cash used by financing activities                (37,171)    (2,057)
                                                    --------   --------

Decrease in cash and cash equivalents                (22,748)   (11,558)
Cash and cash equivalents at beginning of period      51,080     65,749
                                                    --------   --------
Cash and cash equivalents at end of period          $ 28,332   $ 54,191
                                                    ========   ========

Supplemental disclosures of cash flow information:
  Income tax payments                               $  3,881   $  5,297
  Interest paid                                            -        166



                            See Accompanying Notes.

                                  ADVO, Inc.
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                       (In thousands, except share data)



                                Common Stock           Treasury Stock
                                ------------           --------------
                                                                             Additional
                                                                             Paid-In    Retained   Total
                             Shares        Amount   Shares       Amount      Capital    Earnings   Equity
- ----------------------------------------------------------------------------------------------------------------
Balance - September 25,
1993                           23,234,958    $232   (1,016,143)  $(15,245)  $124,299   $ 8,972   $118,258

Purchase of
Common Stock
for
treasury                                            (2,497,366)   (43,868)                        (43,868)

Grants of
restricted
stock                              44,000                9,000        144       (144)

Exercise of
stock options                   1,081,903      12                                537                  549

Tax effect-
employee stock
plans                                                                          7,102                7,102

Amortization
of deferred
compensation                                                                   1,311                1,311

Cash dividends
declared ($.07
per share)                                                                              (1,475)    (1,475)

Net income                                                                              18,593     18,593
- ----------------------------------------------------------------------------------------------------------------
Balance - June 25,
1994                           24,360,861    $244   (3,504,509)  $(58,969)  $133,105   $26,090   $100,470


                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 25, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ended September 24, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 25, 1993.

Revenues are recognized when services are rendered and are presented in the financial statements net of sales allowances. Certain reclassifications have been made in the fiscal 1993 financial statements to conform with the fiscal 1994 presentation.

2.  Merger

On August 19, 1993 a plan of merger was consummated between the Company and Marketing Force, Inc., ("MF" or "Marketing Force") a privately held specialty marketing company located in Michigan, through the exchange of 2,115,956 shares of ADVO Common Stock for all of the outstanding stock of MF. The merger was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of MF for all periods presented. MF's reported financial results have been adjusted to conform to the financial presentation of the Company. There were no significant intercompany transactions or differences in accounting policies between the Company and MF. Prior to the merger, MF had elected to be taxed as a subchapter S corporation for U.S. Federal and State purposes. As a subchapter S corporation, MF's shareholders were required to pay individual income taxes based on MF's taxable income. Income taxes on income for the periods MF was a subchapter S corporation have been provided on a pro forma basis at an effective rate of 41%. The 41% effective rate is ADVO's estimate of the federal and state tax rates that would have been applied to MF had it been merged with ADVO for the periods presented.

3.  Income Taxes

Beginning with the first quarter of fiscal 1994, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". As permitted under the new rules, prior years' financial statements have not been restated.

The cumulative effect of adopting statement 109 for the three and nine month periods ended June 25, 1994 was not material to either the Company's results of operations or financial position.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 25, 1994 are as follows (in thousands):

Deferred tax assets:
  Reserve for restructure             $ 7,958
  Reserve for deferred
    compensation                        2,769
  Reserve for employee
    benefits                            5,910
  Other                                 3,298
                                      -------
    Total deferred tax assets          19,935
                                      -------
Deferred tax liabilities:
  Tax over book
    depreciation                        5,792
                                      -------
    Total deferred tax liabilities      5,792
                                      -------
    Net deferred tax assets           $14,143
                                      =======


4.  Marketable securities

Marketable securities, consisting principally of U.S. Treasury securities and municipal bonds, are carried at cost, cost approximates market at June 25, 1994 and September 25, 1993. The cost of securities sold is determined by the specific identification method.

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results of Operations
- ---------------------

Revenues for the third quarter of fiscal 1994 ended June 25, 1994 increased 8.8% or $20.7 million over the comparable period of the prior fiscal year. Fiscal 1994 year-to-date revenues also increased 8.3% or $56.4 million over the comparable nine month period of fiscal 1993. The Company experienced both pricing and volume gains for the three and nine month periods ended June 25, 1994 when compared with the same periods ended June 26, 1993. The volume gains accounted for a majority of the revenue growth and resulted from the increase in shared mail packages delivered and the increase of pieces per package within existing packages. Package volume for the third quarter of fiscal 1994 was 792.3 million versus 748.0 million in the third quarter of fiscal 1993, a 5.9% increase. For the nine months ended June 25, 1994, package volume increased 7.8% to 2,352.7 million versus 2,182.4 million for the comparable period in fiscal 1993. Pieces per shared mail package for the two periods remained relatively constant with the prior year, at 7.83 for the third quarter and 7.68 for the nine months. The flat growth in pieces per shared mail package primarily resulted from the Company's addition of a second weekly mailing in some of its larger markets, adjusting for these packages, pieces per shared mail package would have increased 3.7% for the third quarter and 3.2% for the nine months.

Cost of sales held steady as a percentage of revenues for the nine month periods ended June 25, 1994 and June 26, 1993 at approximately 75%. For the third quarter of fiscal 1994, cost of sales decreased 1% to 73% of revenues versus 74% in the third quarter of fiscal 1993, mainly attributable to increased postage utilization. In absolute terms, cost of sales increased $12.5 million in the third quarter of fiscal 1994 and $39.1 million for the nine months ended June 25, 1994 over the comparable periods a year earlier. Increases in both postage and print costs associated with the shared mail package and piece growth over the prior year's results accounted for a majority of the increase. Total pieces mailed increased 7.7% to 18.1 billion during the nine month period ended June 25, 1994 while the third quarter experienced a 6.5% increase to 6.2 billion versus the comparable period of the prior year.

Selling expense, including the provision for bad debt, remained constant as a percentage of revenues at approximately 12% for the third quarter of fiscal 1994 and fiscal 1993 and for the nine month periods ended June 25, 1994 and June 26, 1993. The third quarter of fiscal 1994 experienced an absolute increase of $3.0 million in selling costs when compared to the third quarter of fiscal 1993. During the first nine months of fiscal 1994 selling costs increased $6.0 million in absolute terms when compared with the same period of a year earlier. Both the quarter and nine month increases were primarily related to increased commission expense resulting from the fiscal 1994 revenue growth over fiscal 1993.

As a percentage of revenues, general and administrative costs were approximately 9.0% for the three and nine month periods ended June 25, 1994 and June 26, 1993. In absolute terms, general and administrative costs increased $2.7 million for the third quarter of fiscal 1994 and $6.2 million for the nine month period ended June 26, 1994 over the comparable periods of a year earlier. The increase for the third quarter was primarily related to increases in promotional and consulting costs while the increase for the nine months was related to increased employee costs as well as those costs mentioned for the third quarter when compared to a year earlier.

As a result of the above, the Company reported operating income of $14.6 million for the third quarter and $29.7 million for the nine month period ended June 26, 1994 versus $12.1 million for the third quarter and $24.6 million for the nine month period ended June 26, 1993.

The effective income tax rate for the three and nine month periods ended June 25, 1994 was 38% versus 32.9% for the third quarter and 33.3% for the nine month period ended June 26, 1993. The increase in the effective income tax rate for fiscal 1994 is principally related to the increase in the Federal Statutory rate, effective January 1, 1993 and the expiration of Federal tax benefits available in the prior fiscal year. During the first quarter of fiscal 1994, the Company implemented Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes". There was no material impact to the Company's consolidated operations or financial position.

For the fiscal year ended September 25, 1993, the Company recorded a $25.8 million charge to operations in connection with a plan of restructuring. Through the first nine months of fiscal 1994, the Company has recorded reductions to the reserve of $4.7 million. The Company's management continues to believe that cost efficiencies and future benefits will be recognized from the plan of restructuring and there have been no material changes to the estimates or timing of the restructuring plan as of June 25, 1994.

The Company's weighted average shares used in its earnings per share calculations decreased approximately 2.2 million shares for the third quarter and 1.3 million shares for the nine month period ended June 25, 1994 when compared with the same periods of fiscal 1993. The decrease was primarily the result of the Company's stock buyback program announced on October 19, 1993 to reacquire up to 2.1 million shares of its Common Stock. As of June 25, 1994 the Company has purchased 2,097,175 shares under this program.

In early 1995, the Company expects to experience an increase to its postage costs as a result of the pending postal rate increase. The Company is currently maximizing its efforts to ensure that any increases implemented by the United States Postal Service as a result of the postal rate case will fairly reflect the Company's position as a work sharing member of the postal system. The final announcement of the magnitude of the postal rate increase is expected in December 1994. Typically, the Company's agreements with its customers provide that any postal increase will be immediately passed along to the customer.

Financial Condition
- -------------------

Working capital decreased $21.6 million to $38.6 million at June 25, 1994 from $60.2 million at September 25, 1993. The decrease from September 25, 1993 was mainly attributable to the decrease in cash and cash equivalents resulting from the $36.6 million used to purchase the Company's Common Stock for treasury under a repurchase program announced by the Company on October 19, 1993. The program was undertaken because the Company believes its stock is undervalued at current market prices and, therefore, represents a sound investment. The Company also acquired $7.3 million of its Common Stock for treasury pursuant to elections made by employees to pay the purchase price of stock options and to satisfy tax withholding requirements under the Company's restricted stock and stock option plans.

Also contributing to the decrease in working capital were increases in accrued compensation and benefits resulting from the Company's improved revenue and operating results and an increase in the short-term portion of the restructure reserve resulting from items accrued within the long-term portion becoming current. The increase in accrued other expenses was primarily due to the increase in consulting costs. Offsetting these increases to a slight degree, was a decrease in customer advances due to the timing of customer payments. As a result of the aforementioned, the working capital ratio decreased to 1.38 at June 25, 1994 from 1.66 at September 25, 1993.

Total stockholders' equity decreased $17.8 million to $100.5 million at June 25, 1994. The decrease was reflective of the $43.9 million recorded for the purchase of the Company's Common Stock for treasury as discussed above. This decrease was offset somewhat by $7.1 million recorded for the tax benefit on the exercise of options under the Company's employee stock option plans and the vesting of restricted stock under the Company's restricted stock plans. Also offsetting the treasury stock purchases were the Company's net income for the first nine months of fiscal 1994 of $18.6 million and $1.3 million recorded for the amortization of deferred compensation.

Liquidity
- ---------

The Company's main source of liquidity continues to be funds from operating activities. Cash provided from operating activities increased $7.5 million to $35.3 million for the nine months ended June 25, 1994 versus $27.8 million for the comparable period of fiscal 1993. The increase in cash provided from operating activities was mainly attributable to the Company's improved operating results and the increase in accrued compensation and benefits, for the reasons mentioned above. Offsetting these increases to cash flows from operating activities were decreases to customer advances as discussed above and the decrease to the reserve for restructuring associated with the Company's plan of restructuring.

The Company experienced a $22.7 million decrease in cash and cash equivalents during the nine month period ended June 25, 1994. The decrease was primarily reflective of the $43.9 million paid for the purchase of the Company's Common Stock under its repurchase program and employee stock programs, as discussed earlier, and the $10.7 million used for investments in marketable securities. These decreases were offset to a degree by the $35.3 million provided from operating activities. For the first nine months of fiscal 1993, the Company's cash and cash equivalents decreased $11.6 million primarily related to the $18.8 million used to invest in marketable securities.

Also offsetting the $27.8 million provided from operating activities in the first nine months of fiscal 1993 was $7.5 million used for investment in business ventures and $11.0 million used for capital additions.

On February 16, 1994 the Company announced an increase in its quarterly dividend from $.02 per share to $.025 per share or $.10 annually from $.08. The increase in the dividend began with the quarter ended March 26, 1994 or the Company's second fiscal quarter.

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



    (b)   Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed by the Company during the quarter ended June 25, 1994.





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



                                  ADVO, Inc.




Date: August 5, 1994              By:ROBERT S. HIRST /s/
      --------------                 ----------------------------------
                                     Robert S. Hirst
                                     Vice President and Controller
                                     (Principal Accounting Officer)