Form 10-K
period 1994-09-24
ADVO INC
filed 1994-12-15
CIK 801622

                                   ADVO, Inc.


                                   Form 10-K


                               September 24, 1994

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 24, 1994
                          ------------------

                                       OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________to __________

Commission file number 1-11720
                       -------

                                   ADVO, INC.
                                   ---------
            (Exact name of registrant as specified in its charter)

              Delaware                                 06-0885252
_____________________________________     _____________________________________
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

   One Univac Lane, P.O. Box 755,
             Windsor, CT                               06095-0755
_____________________________________     _____________________________________
   (Address of principal executive                     (Zip Code)
              offices)

      Registrant's telephone number, including area code: (203) 285-6100
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

               Common Stock and Rights, par value $.01 per share
               -------------------------------------------------
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                                     ----
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant at November 30, 1994 was $300,232,111. On that date, there were 20,858,884 outstanding shares of the registrant's common stock.

Documents Incorporated by Reference:

Portions of the 1994 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this Report.

Portions of the Proxy Statement for the 1995 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   ADVO, INC.
                          INDEX TO REPORT ON FORM 10-K
                     FOR THE YEAR ENDED SEPTEMBER 24, 1994

                                     PART I

 ITEM                                                                      PAGE
 ----                                                                      ----
  1.  Business...........................................................    1
  2.  Properties.........................................................    6
  3.  Legal Proceedings..................................................    6
  4.  Submission of Matters to a Vote of Security Holders................    6

                                    PART II

  5.  Market for Registrant's Common Equity and Related Stockholder
       Matters...........................................................    8
  6.  Selected Financial Data............................................    8
  7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations.............................................    8
  8.  Financial Statements and Supplementary Data........................    8
  9.  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure..............................................    8

                                    PART III

 10.  Directors and Executive Officers of the Registrant.................    8
 11.  Executive Compensation.............................................    9
 12.  Security Ownership of Certain Beneficial Owners and Management.....    9
 13.  Certain Relationships and Related Transactions.....................    9

                                    PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....    9

                                    PART I

ITEM 1. BUSINESS

GENERAL

  ADVO, Inc. ("ADVO" or the "Company") is a direct marketing firm primarily engaged in soliciting and processing printed advertising from retailers, manufacturers and service companies for targeted distribution by mail to consumer households in the United States on a national, regional and local basis. Founded in 1929 as a hand delivery company, the Company entered the direct mail industry as a solo mailer in 1946 and began its shared mail program in 1980. The Company currently is the largest commercial user of third-class mail in the United States.

  ADVO competes primarily with newspapers, direct mail companies, broadcast media, periodicals and other local distribution entities for retail advertising expenditures. The Company believes that direct mail, which enables advertisers to target advertisements to specific customers or geographic areas, is the most efficient vehicle for delivering printed advertising on a saturation or full market coverage basis, as well as an effective means of targeted coverage. ADVO has participated in several joint ventures in order to expand its targeting capability by offering psychographic and product usage information in addition to its geo-demographic database.

  In August of 1993 ADVO merged with Marketing Force, Inc., a Michigan corporation ("Marketing Force" or "MF") accounted for as a pooling of interests. MF, founded in 1981, is a in-store marketing services organization which provides marketing services to a wide range of manufacturers and marketers, using proprietary operating systems. Such services include managing and executing in-store promotions, such as in-store sampling, couponing, and product demonstration/education; customizing and executing unique brand events on a national basis; in-store merchandising including shelf resets, display building, sales/service calls, audits, product stickering and product pick-up; audits of unsaleable inventory and provision of casual data in reclamation centers and retail stores; and overall management and administration of corporate promotion/marketing programs. MF recruits, trains and supervises specialized merchandisers to perform in-store work for clients, thereby eliminating the costs of building and maintaining an in-house field force by managing all program elements and managing all administrative details such as payroll, insurance and taxes.

  ADVO's principal executive offices are located at One Univac Lane, Windsor, Connecticut, 06095.

BUSINESS SEGMENTS

  Information with respect to the separate revenues, operating income and identifiable assets of the Company's direct mail segment and its in-store marketing services segment can be found in ADVO's 1994 Annual Report to Stockholders under the caption "Segment Information" on page 33 and is incorporated herein by reference and made a part hereof (see Exhibit 13).

DIRECT MAIL PRODUCTS AND SERVICES

  ADVO's direct mail products and services include shared mail and solo mail. ADVO also provides certain printing, transportation and ancillary services in conjunction with its direct mail programs.

SHARED MAIL

  In the Company's shared mail programs (Marriage Mail (R) and Mailbox Values (R)), the advertisements of several advertisers are combined in a single mail package.

  Shared mail packages are assembled by the Company for distribution by ZIP Code and, in most instances, each household within the ZIP Code will receive a mail package. Individual customers can choose a portion of the designated mailing area for their distributions, ranging from part of a ZIP Code to all ZIP Codes covered by the program. This flexibility enables major customers, such as retail store chains, to select ZIP Codes serviced by their retail stores and, at the same time, distribute different versions of their advertisements to accommodate the needs of their individual stores. It also allows a smaller retailer to select only those ZIP Codes or portions of ZIP Codes needed to accommodate its customer base, thereby reducing overall advertising costs.

  The Company's shared mail programs offer the features of penetration and target marketing at a significant cost reduction when compared to mailing on an individual or solo mail basis. This cost advantage is available because the Company pays the total postage expense, and advertisers are generally charged a selling price based upon, among other factors, the incremental weight of their promotional pieces.

  As a part of its shared mail programs, the Company provides the addresses of the households receiving the mail packages and sorts, processes and transports the advertising material for ultimate delivery through the United States Postal Service ("USPS"). Generally, larger businesses, such as food chains and mass merchandisers, will provide the Company with preprinted advertising materials in predetermined quantities. In the case of manufacturers and small retail customers, the Company may perform graphics services and act as a broker for the required printing. The Company also offers shared mail customers numerous standard turnkey advertising products in a variety of sizes and colors.

  The Company believes its shared mail programs are the largest programs of their kind.

  Marriage Mail (R) is a weekly mail program with coverage, on average, of 57 million households in approximately 160 markets. This program is used by local and national retailers. The ZIP Code configuration selected for each market is normally determined by population density and by proximity to retail outlets. Retailers with multiple locations and weekly frequency have a great influence on the ZIP Codes chosen by the Company for its weekly mailings. The Company derives most of its revenues from the Marriage Mail (R) program.

SOLO MAIL

  Solo mail services include addressing and processing of brochures and circulars for an individual customer for distribution through the USPS. Each customer bears the full cost of postage and handling for each mailing. Customers choosing this form of direct mail are generally those who wish to maintain an exclusive image and complete control over the timing and the target of their mailings.

  The Company processes solo mail using its own mailing list or lists supplied by the customer. The Company charges a processing fee based on the solo mail services rendered.

OTHER DIRECT MAIL PRODUCTS AND SERVICES

  The Company rents portions of its mailing list to organizations interested in distributing their own solo mailings. The Company may or may not perform the associated distribution services for the customer.

  Mid Coast Press is a commercial web offset printer located in Maryland, which produces general commercial printing as well as tabloids for local customers participating in the Marriage Mail (R) program.

  Trans-ADVO, Inc., a wholly-owned subsidiary of the Company, is a Class 1 ICC Contract Carrier presently engaged in the transportation of time-sensitive advertising material and general freight. Trans-ADVO, Inc., utilizes contracted carriers to provide direct pickup and delivery services throughout the 48 contiguous states.

  ADVO Target Communications, Inc., and ADVOLink, Inc., based in Texas, are majority owned subsidiaries of the Company which specialize in the coordination and production of custom promotional magazines and circulars which, in most cases, are then distributed by the Company.

  The Company has been involved in several joint ventures directed at enhancing its micromarketing services capabilities such as proprietary data bases and custom micromarketing strategies.

MAILING LIST

  ADVO's management believes its computerized mailing list is the largest residential/household mailing list in the country. It contains over 108 million addresses (constituting nearly all of the households in the continental United States) and was used by the U.S. Census Bureau as a base for developing the mailing list for its 1990 census questionnaire mailings. The Company's management believes that the list is particularly valuable and that replication in its entirety by competitors would be extremely difficult and costly. The list enables the Company to target mailings to best serve its customers.

  ADVO's list is updated on a regular basis with information supplied by the USPS as follows. At least every three months, ADVO submits each address on its mailing list to the USPS. The USPS then provides to ADVO any changes to the addresses within the Zip Code. Such changes include whether the address is still occupied, whether the addresses still exist at all (i.e. demolished buildings) and any new addresses included in the Zip Code (i.e. new construction). The USPS also indicates to ADVO whether carrier routes and/or Zip Codes have changed so that ADVO can maintain its address list in walk sequence order. The USPS provides these updates for a fee, provided that the user's list is at least 90% accurate on a ZIP Code basis. ADVO believes its list is nearly 100% accurate.

IN-STORE MARKETING SERVICES

  Products and services for its in-store marketing services organization are divided into five major categories: Promotion Services, Merchandising Services, Promotion Administration, Damage Advantage(TM) and Instant Recall(TM).

PROMOTION SERVICES

  The Promotion Services group manages and executes customized in-store promotions, such as in-store couponing, sampling, and product demonstration/education. In-store representatives, directly employed by the Company, give a scripted sales presentation and a purchase incentive to consumers during peak shopping periods in all types of retail stores: grocery, mass merchandisers, chain drug, club, and hardware/do-it-yourself.

MERCHANDISING SERVICES

  Merchandising Services include shelf resets, display building, sales/service calls, audits, product stickering, and product pick-up. The Company's merchandising services products are Dedicated Merchandising Services(TM) and On-Call Merchandising Services(TM). Dedicated Merchandising Services(TM) involves the selection and funding by the Company of specialized merchandisers to perform in-store work exclusively for one client. For its On-Call Merchandising Services(TM), the Company has a national force of merchandising specialists who regularly perform specific short-term in-store projects for a wide variety of clients. On-Call(TM) programs are closely managed by expert field-based managers who are in regular contact with both the manufacturer field sales organization and the retailers.

PROMOTION ADMINISTRATION

  The Promotion Administration segment of the Company's business includes a variety of database management programs such as the administration of the Grocery Manufacturers of America's "Central

List" project and the administration of General Motors' Career Builder, which is a deferred compensation plan for enrolled retail sales people within each of the General Motors divisions.

  The Company also has over a hundred TeleServices Operators in support of its various programs, along with warehousing and fulfillment services.

DAMAGED GOODS AND RECALLS

  Damaged Advantage(TM) was a new product developed in 1992 to help consumer packaged goods manufacturers gain control of damaged goods payments and reduce damaged goods volume. Damaged Advantage(TM) audits unsaleable inventory and provides casual data in reclamation centers and retail stores.

  Instant Recall(TM) was a product being launched in 1993 to provide manufacturers with a quick and efficient way of dealing with product recalls or the removal and disposition of discontinued product.

CLIENT BASE

  Approximately 80% of the customers served by the Company throughout the United States are smaller retail or service businesses. The remainder include major food, drug or discount chains and manufacturing companies.

  Typically, the Company's customers are those businesses whose products and services are used by the general population. These businesses (supermarkets, fast food, drug stores, discount and department stores and consumer products manufacturers) require continuous advertising to a mass audience. No customer accounted for more than 10% of the Company's sales in 1994, 1993 or 1992.

OPERATIONS

  Customers' advertising circulars are processed by approximately 3,000 direct mail production employees who work at 23 facilities which are strategically located throughout the nation. State-of-the-art inserting machines (which combine the individual advertising pieces into the mailing packages) and modern quarter-folding equipment are the principal equipment used to process the Company's products and services. In nearly all 23 of ADVO's production facilities, the USPS accepts and verifies the Company's mail to help ensure rapid package acceptance and distribution, which benefits both the USPS and the Company. In most instances, the mail is then shipped by the Company to the destination office of the USPS for final delivery.

  ADVO's computer center is located in Hartford, Connecticut. The Company's branches are on-line to this computer center which enables the day-to-day processing functions to be performed and provides corporate headquarters with management information. The systems include: order processing and production control, transportation/distribution, address list maintenance, market analysis, label printing and distribution, billing and financial systems, and carrier routing of addresses received from customer files and demographic analyses.

  Marketing Force maintains four sales offices nationwide and a corporate headquarters facility in Michigan, along with two warehouses used to hold various promotional merchandise.

COMPETITION

  In general, the printed advertising market is highly competitive with companies competing primarily on basis of price, speed of delivery and ability to target selected potential customers on a cost-effective basis. ADVO's competitors for the delivery of retail and other printed advertising are numerous and include newspapers, regional and local mailers, direct marketing firms, "shoppers" and "pennysavers".

  Newspapers represent the Company's most significant and direct competition. Through the distribution of preprinted circulars, classified advertising and run of press advertising ("ROP"), newspapers have been the traditional and dominant medium for advertising by retailers for many years. Insertion rates are highly competitive and many newspapers' financial resources are substantial.

  ADVO's principal direct marketing competitors are other companies with residential lists or similar cooperative mailing programs. These companies have a significant presence in many of the Company's markets and represent serious competition to the Company's Marriage Mail (R) programs in those markets.

  There are local mailers in practically every market of the country. In addition to local mailers, there are many local private delivery services such as "shoppers" and "pennysavers" which compete by selling ROP advertisements and classified advertisements. ADVO believes that it competes effectively in its various markets.

  Because of Marketing Force's diverse products and services, it does not have competition from one competitor across all areas of its business, but rather different competitors in each niche. Additionally, there are a great number of local sampling and demonstration agencies who compete for business on a national level.

  The Marketing Force's Promotion Administration programs are primarily confined to the automotive industry and, therefore, its competition includes traditional automotive suppliers as well as the various divisional advertising agencies.

  Generally, competition is based on price, expertise of personnel and quality of service. Marketing Force competes effectively due to its consistently high quality of service, trained merchandisers, expert personnel and price.

SEASONALITY

  ADVO's business generally follows the trends of retail advertising spending. The Company has historically experienced higher revenues in the second half of the calendar year.

RESEARCH AND DEVELOPMENT

  Expenditures of the Company in research and development during the last three years have not been material.

ENVIRONMENTAL MATTERS

  The Company believes that it is substantially in compliance with all regulations concerning the discharge of materials into the environment, and such regulations have not had a material effect on the capital expenditures or operations of the Company.

RAW MATERIALS

  The Company manages the direct purchasing of approximately 40,000 tons of paper per year and another 10,000 tons through its printing network. ADVO has agreements with various paper suppliers and print vendors to assure the supply of proper paper grades at competitive prices.

  These purchases enable ADVO to purchase the paper necessary for its DAL and turnkey family products at favorable prices.

EMPLOYEES

  As of September 24, 1994, the Company had a total of approximately 5,300 full and part-time direct mail employees. ADVO also uses outside temporary employees for its direct mail operations, particularly during busy seasons.

  As of September 24, 1994, the In-store marketing services organization had a total of approximately 250 full-time and 3,800 part-time employees.

  ADVO has one union contract, covering production employees in the Hartford, Connecticut branch. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

  ADVO does not own any real estate. The Company's corporate headquarters is a 71,000 square foot leased facility in Windsor, Connecticut. The lease runs through December 1996 with options to renew. The Company also leases 23 production facilities, 3 division offices, 80 sales offices (which excludes the sales offices that are located in the branches) throughout the United States. The In-store marketing services organization's corporate headquarters is a 42,000 square foot leased facility in Rochester Hill, Michigan which runs through December 1999. The terms of the branch and division office leases range from three to ten years and the sales offices are generally leased for periods of one to five years. The Company believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained.

ITEM 3. LEGAL PROCEEDINGS

  ADVO is party to various lawsuits and regulatory proceedings which are incidental to its business and which the Company believes will not have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable

                      EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME             AGE              POSITION WITH COMPANY
            ----             ---              ---------------------
Robert Kamerschen...........  58 Chairman and Chief Executive Officer
Joseph P. Durrett...........  49 President and Chief Operating Officer
Larry G. Morris.............  56 Senior Executive Vice President, Chief
                                  Administrative and Process Development Officer
Lowell W. Robinson..........  45 Executive Vice President and Chief Financial
                                  Officer
Peter A. Corrao.............  40 Senior Vice President
Rick Kurz...................  54 Senior Vice President
Frederick Leick.............  50 Senior Vice President
Myron L. Lubin..............  54 Senior Vice President
Daniel J. Steever...........  36 Vice President
Frank J. Talz...............  50 Senior Vice President
Robert S. Hirst.............  48 Vice President and Controller

  Mr. Kamerschen has been the Chairman of the Board since January 1989. From November 1988 to February 1989, he was President of the Company and he has been Chief Executive Officer and a Director since November 1988. Mr. Kamerschen is also a Director of Playboy Enterprises, Inc., Micrografx, Inc. and Audrey Jones Stores.

  Mr. Durrett became President, Chief Operating Officer and a Director of the Company on September 1, 1992. From February 1990 to August 1992, he was Senior Vice President of Sales of Kraft General Foods Inc., the food segment subsidiary of Philip Morris Companies Inc. From August 1987 to January 1990, he was President of Sales and Sales Operations of Kraft Inc. (acquired December 7, 1988 by Philip Morris Companies Inc.), a multinational food company.

  Mr. Morris has been Senior Executive Vice President, Chief Administrative and Process Development Officer of the Company since May 1994 and a Director since October 1989. From August 1989 to April 1994, he was Executive Vice President, Chief Financial and Administrative Officer.

  Mr. Robinson became Executive Vice President and Chief Financial Officer of the Company on May 5, 1994. From April 1993 to April 1994, he was an independent consultant. From April 1991 to March 1993, he was Vice President and Chief Financial Officer for The Travelers Managed Care and Employee Benefits Operations. From October 1988 to March 1991, he was Vice President and Chief Financial Officer for Citicorp's Global Insurance and Capital Investments Divisions and from June 1986 to September 1988, he was Vice President and Controller for Citicorp's Consumer Services Group--International.

  Mr. Corrao became Senior Vice President--President National Accounts Marketing Division on January 25, 1990. From January 1989 to January 1990, he held the position of Senior Vice President of National Accounts Marketing.

  Mr. Kurz became Senior Vice President--Chief Marketing Officer on April 19, 1993. Prior to that, he was a Managing Partner of Marketing Corporation of America, a marketing consulting firm. He had held that position for the last five years.

  Mr. Leick became Senior Vice President--President Atlantic Division on February 15, 1994. Prior to that, he was President, Chief Executive Officer, and a Director of Seneca Foods Corporation whose primary business is a producer of fruit juices and vegetables. He had held those positions for the last five years.

  Mr. Lubin became Senior Vice President--President Western Division on January 25, 1990. From February 1986 to January 1990, he held the position of Senior Vice President, General Manager-- Western Division of the Company.

  Mr. Steever became Vice President--President Marketing Force on May 4, 1994. Prior to that he held several Regional Vice President/General Manager positions within the Company, including regions located in Northern California, the Northeastern United States and the Rocky Mountain area. He had held these positions for the last five years.

  Mr. Talz became Senior Vice President--President Central Division on January 25, 1990. From August 1986 to January 1990, he held the position of Senior Vice President, General Manager--Central Division of the Company.

  Mr. Hirst became Vice President and Controller on April 16, 1990. From April 1987 to April 1990, he was Chief Financial Officer of Star Expansion Company, an international manufacturing and distribution company, producing fasteners and hardware for numerous applications.

  The Company is not aware of any family relationships between any of the foregoing officers and any of the Company's directors. Each of the foregoing officers holds such office until his successor shall have been duly chosen and shall have qualified, or until his earlier resignation or removal.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  ADVO's 1994 Annual Report to Stockholders includes on page 35 under the caption "Quarterly Financial Data (unaudited)" the reported high and low sales prices of ADVO's Common Stock for the past two fiscal years, and such information is incorporated herein by reference and made a part hereof (see
Exhibit 13). For the fiscal years ended September 24, 1994 and September 25, 1993, the Company declared cash dividends of $.095 and $.06 per share to holders of ADVO Common Stock, respectively. For the fiscal year ended September 26, 1992 the Company declared no cash dividends.

  The closing price as of November 30, 1994 of the Company's Common Stock, under the symbol AD, on the New York Stock Exchange as reported in The Wall Street Journal was $17 7/8 per share. The approximate number of holders of record of the common stock on November 30, 1994 was 1,004.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this item is included in ADVO's 1994 Annual Report to Stockholders on page 21 under the caption "Selected Financial Data" and is incorporated herein by reference and made a part hereof (see Exhibit
13).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is included in ADVO's 1994 Annual Report to Stockholders on pages 22 through 24 under the caption "Financial Report" and is incorporated herein by reference and made a part hereof (see
Exhibit 13).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  ADVO's consolidated financial statements, together with the Report of Independent Auditors thereon dated October 19, 1994, appearing on pages 25 through 36 of ADVO's 1994 Annual Report to Stockholders, are incorporated herein by reference and made a part hereof.

  The selected quarterly information required by this item is included under the caption "Quarterly Financial Data (unaudited)" on page 35 of ADVO's 1994 Annual Report to Stockholders and is incorporated herein by reference and made a part hereof (see Exhibit 13). For financial statement schedules required by this item, see the index at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item, to the extent not included under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, appears on pages 4 and 5 of the Company's definitive proxy statement dated December 15, 1994 for the annual meeting of stockholders to be held on January 19, 1995 (the "Proxy Statement"), under the caption "Election of Directors", and on page 7 of the Proxy Statement under the subcaption "Section 16 Reports", and is incorporated herein by reference and made a part hereof.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is included under the caption "Executive Compensation" on pages 7 through 17 (except for those portions appearing under the subcaptions "Report of the Compensation Committee" and "Company Financial Performance"), and "Governance of the Company" on pages 3 and 4, of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on pages 2 and 3 and on pages 6 and 7, respectively, of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is included under the caption "Related Party Transactions" on pages 17 and 18 of ADVO's Proxy Statement and in footnotes 2 and 3 under the caption "Security Ownership of Certain Beneficial Owners" on pages 2 and 3 of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements. See the Index to Financial Statements and Financial Statement Schedules on page F-1.
      (2) Financial Statement Schedules. See the Index to Financial Statements and Financial Statement Schedules on page F-1.
      (3) Exhibits. The following is a list of the exhibits to this Report:

EXHIBIT NO.                 EXHIBIT                            WHERE LOCATED
- -----------                 -------                            -------------
   2         Agreement and Plan of Merger, dated   Incorporated by reference to Exhibit
              as of August 6, 1993.                 2 to pre-effective Amendment No. 2
                                                    to the Company's Form S-4 filed on
                                                    August 18, 1993 (No. 33-65794).

   3(a)      Restated Certificate of Incorporation Incorporated by reference to Exhibit
              of ADVO.                              5 to the Company's Registration
                                                    Statement on Form 8-A filed on
                                                    February 24, 1993 (No. 1-11720).

   3(b)      Restated By-laws of ADVO.             Incorporated by reference to Exhibit
                                                    6 to the Company's Registration
                                                    Statement on Form 8-A filed on
                                                    February 24, 1993 (No. 1-11720).

   3(c)      Stockholder Protection Rights         Incorporated by reference to Exhibit
              Agreement, dated as of February 5,    4.1 of the Company's Form 8-K dated
              1993, between the Company and Mellon  February 5, 1993.
              Securities Trust Company, as Rights
              Agent, including Exhibit A and
              Exhibit B.

EXHIBIT NO.                 EXHIBIT                            WHERE LOCATED
- -----------                 -------                            -------------
   10(a)     Stock Subscription Warrants, as held  Incorporated by reference to Exhibit
              by Warburg Pincus Capital Partners,   10(c) to the Company's Form 10 filed
              L.P. to subscribe for the common      on September 15, 1986.
              stock of ADVO.

   10(b)     1986 Stock Option Plan of ADVO.*      Incorporated by reference to Exhibit
                                                    4.1 to the Company's Form S-8 filed
                                                    on July 16, 1987 (No.33-15856).

   10(c)     1986 Employee Restricted Stock Plan   Incorporated by reference to Exhibit
              of ADVO, as amended.*                 A to the Company's definitive Proxy
                                                    statement for the annual meeting
                                                    held on January 24, 1991.

   10(d)     1988 Non-Qualified Stock Option Plan  Incorporated by reference to Exhibits
              and 1993 Stock Option Subplan of      A and B to the Company's definitive
              ADVO, as amended.*                    Proxy statement for the annual
                                                    meeting held on January 20, 1994.

   10(e)     The ADVO Savings Continuation Plan,   Incorporated by reference to Exhibit
              effective January 1, 1988.*           10(n) to the Company's Annual Report
                                                    on Form 10-K for the fiscal year
                                                    ended September 24, 1988.

   10(f)     Executive Severance Agreements dated  Incorporated by reference to Exhibit
              December 7, 1990, between ADVO and    10(r) to the Company's Annual Report
              the executive officer named           on Form 10-K for the fiscal year
              therein.*                             ended September 29, 1990.

   10(g)     Executive Severance Agreements dated  Incorporated by reference to Exhibit
              December 7, 1990, between ADVO and    10(s) to the Company's Annual Report
              the executive officer named           on Form 10-K for the fiscal year
              therein.*                             ended September 29, 1990.

   10(h)     Executive Severance Agreement dated   Incorporated by reference to Exhibit
              February 20, 1991, between ADVO and   10(a) to the Company's Quarterly
              Robert Kamerschen.*                   Report on Form 10-Q for the quarter
                                                    ended March 30, 1991.

   10(i)     Executive Severance Agreement dated   Incorporated by reference to Exhibit
              February 20, 1991, between ADVO and   10(c) to the Company's Quarterly
              Larry G. Morris.*                     Report on Form 10-Q for the quarter
                                                    ended March 30, 1991.

   10(j)     Employment Agreement dated November   Incorporated by reference to Exhibit
              14, 1991 between ADVO and Robert      10(t) to the Company's Annual Report
              Kamerschen.*                          on Form 10-K for the fiscal year
                                                    ended September 28, 1991.

   10(k)     Employment Agreement dated August 21, Incorporated by reference to Exhibit
              1991 between ADVO and Larry G.        10(u) to the Company's Annual Report
              Morris.*                              on Form 10-K for the fiscal year
                                                    ended September 28, 1991.

   10(l)     ADVO Long-term Compensation Plan.*    Incorporated by reference to Exhibit
                                                    10(v) to the Company's Annual Report
                                                    on Form 10-K for the fiscal year
                                                    ended September 28, 1991.

EXHIBIT NO.                 EXHIBIT                            WHERE LOCATED
- -----------                 -------                            -------------
   10(m)     Amendment dated August 18, 1992 on    Incorporated by reference to Exhibit
              Stock Subscription Warrants, as held  10(u) to the Company's Annual Report
              by Warburg Pincus Capital Partners,   on Form 10-K for the fiscal year
              L.P. to subscribe for common stock    ended September 26, 1992.
              of ADVO.

   10(n)     Employment Agreement dated July 13,   Incorporated by reference to Exhibit
              1992, between ADVO and Joseph P.      10(v) to the Company's Annual Report
              Durrett.*                             on Form 10-K for the fiscal year
                                                    ended September 26, 1992.

   10(o)     Executive Severance Agreement dated   Filed herewith.
              September 1, 1992 between ADVO and
              Joseph P. Durrett.*

   11        Computation of Per Share Earnings.    Filed herewith.

   13        1994 Annual Report to Stockholders.   Furnished herewith; however, such
                                                    report, except for those portions
                                                    thereof which are expressly
                                                    incorporated by reference into this
                                                    Annual Report on Form 10-K, is for
                                                    the information of the Commission
                                                    and is not deemed "filed".

   21        Subsidiaries of the Registrant.       Filed herewith.

   23        Consent of Independent Auditors.      Filed herewith.

   27        Financial Data Schedule.              Filed herewith.

- --------
* Management contract or compensatory plan required to be filed as an exhibit pursuant to item 14(c) of this report.

  (b)Reports on Form 8-K.

    No reports on form 8-K were filed by the Company for the quarter ended September 24, 1994.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


Date      December 13, 1994               ADVO, Inc.
    ----------------------------------

                                          By     Robert S. Hirst /s/
                                            ------------------------------------
                                                 ROBERT S. HIRST
                                                 VICE PRESIDENT AND CONTROLLER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        DATE                   SIGNATURE                       TITLE
        ----                   ---------                       -----


  December 13, 1994   Robert Kamerschen /s/          Chairman, Chief Executive
                      ----------------------------    Officer and Director
                      ROBERT KAMERSCHEN               (Principal Executive
                                                      Officer)

  December 13, 1994   Joseph P. Durrett /s/          President, Chief
                      ----------------------------    Operating Officer and
                      JOSEPH P. DURRETT               Director

  December 13, 1994   Larry G. Morris /s/            Senior Executive Vice
                      ----------------------------    President, Chief
                      LARRY G. MORRIS                 Administrative and
                                                      Process Development
                                                      Officer

  December 13, 1994   Lowell W. Robinson /s/         Executive Vice President
                      ----------------------------    and Chief Financial
                      LOWELL W. ROBINSON              Officer (Principal
                                                      Financial Officer)

  December 13, 1994   Robert S. Hirst /s/            Vice President and
                      ----------------------------    Controller (Principal
                      ROBERT S. HIRST                 Accounting Officer)

  December 13, 1994   Jack W. Fritz /s/              Director
                      ----------------------------
                      JACK W. FRITZ

  December 13, 1994   Lawrence Lachman /s/           Director
                      ----------------------------
                      LAWRENCE LACHMAN

  December 13, 1994   Howard H. Newman /s/           Director
                      ----------------------------
                      HOWARD H. NEWMAN

  December 13, 1994   John R. Rockwell /s/           Director
                      ----------------------------
                      JOHN R. ROCKWELL

  December 13, 1994   Richard H. Stowe /s/           Director
                      ----------------------------
                      RICHARD H. STOWE

  December 13, 1994   John L. Vogelstein /s/         Director
                      ----------------------------
                      JOHN L. VOGELSTEIN

                                   ADVO, INC.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                           ----
 Report of independent auditors...........................................   *
 Consolidated statements of operations for the years ended September 24,
  1994, September 25, 1993 and September 26, 1992.........................   *
 Consolidated balance sheets at September 24, 1994 and September 25, 1993.   *
 Consolidated statements of cash flows for the years ended September 24,
  1994, September 25, 1993 and September 26, 1992.........................   *
 Consolidated statements of changes in stockholders' equity for the years
  ended September 24, 1994, September 25, 1993 and September 26, 1992.....   *
 Notes to consolidated financial statements...............................   *
 Consolidated Schedules
    I    --Marketable Securities.........................................  F-2
    V    --Property, Plant and Equipment.................................  F-3
    VI   --Accumulated Depreciation, Depletion and Amortization of
            Property, Plant and Equipment................................  F-4
    VIII --Valuation and Qualifying Accounts.............................  F-5
    IX   --Short-Term Borrowings.........................................  F-6

  All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.
- --------
* Incorporated herein by reference from pages 25 to 36 of the ADVO, Inc. 1994 Annual Report to Stockholders.

                                   ADVO, INC.

                       SCHEDULE I--MARKETABLE SECURITIES

                         YEAR ENDED SEPTEMBER 24, 1994
                                 (IN THOUSANDS)

        COLUMN A              COLUMN B       COLUMN C       COLUMN D             COLUMN E
- ------------------------ ------------------ ---------- ------------------ ----------------------
                                                                             AMOUNTS AT WHICH
                                                                            EACH PORTFOLIO OF
                                                                          EQUITY SECURITY ISSUES
                             NUMBER OF                                        AND EACH OTHER
                         SHARES OR UNITS--              MARKET VALUE OF       SECURITY ISSUE
   NAME OF ISSUER AND     PRINCIPAL AMOUNT   COST OF     EACH ISSUE AT        CARRIED IN THE
  TITLE OF EACH ISSUER   OF BONDS AND NOTES EACH ISSUE BALANCE SHEET DATE     BALANCE SHEET
- ------------------------ ------------------ ---------- ------------------ ----------------------
Marketable Securities
  U.S. Government
   Obligations..........      $14,600        $14,463        $14,438              $14,519
  Municipal Bonds.......       15,765         16,885         16,307               16,422
  Corporate Securities..          452            451            437                  451
                                             -------        -------              -------
                                             $31,799        $31,182              $31,392
                                             =======        =======              =======

                                   ADVO, INC.

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

        COLUMN A                 COLUMN B  COLUMN C   COLUMN D     COLUMN E     COLUMN F
- -----------------------------   ---------- --------- ----------- ------------- ----------
                                BALANCE AT                                     BALANCE AT
                                BEGINNING  ADDITIONS             OTHER CHANGES    END
      DESCRIPTION               OF PERIOD   AT COST  RETIREMENTS ADD (DEDUCT)  OF PERIOD
- -----------------------------   ---------- --------- ----------- ------------- ----------
Year ended September 26,
 1992:
  Machinery & equipment......    $ 68,969   $10,809    $1,379       $   20(a)   $ 78,419
  Leasehold improvements.....      12,743     1,132       --             7(a)     13,882
                                 --------   -------    ------       ------      --------
                                 $ 81,712   $11,941    $1,379       $   27      $ 92,301
                                 ========   =======    ======       ======      ========
Year ended September 25,
 1993:
  Machinery & equipment......    $ 78,419   $13,074    $1,413       $1,458(a)   $ 91,538
  Leasehold improvements.....      13,882     1,115       353           10(a)     14,654
                                 --------   -------    ------       ------      --------
                                 $ 92,301   $14,189    $1,766       $1,468      $106,192
                                 ========   =======    ======       ======      ========
Year ended September 24,
 1994:
  Machinery & equipment......    $ 91,538   $12,156    $1,553       $  --       $102,141
  Leasehold improvements.....      14,654     1,148       495          --         15,307
                                 --------   -------    ------       ------      --------
                                 $106,192   $13,304    $2,048       $  --       $117,448
                                 ========   =======    ======       ======      ========

- --------
(a) Represents amounts of companies acquired.

                                   ADVO, INC.

       SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

        COLUMN A                 COLUMN B   COLUMN C   COLUMN D     COLUMN E    COLUMN F
- -----------------------------   ---------- ---------- ----------- ------------ ----------
                                           ADDITIONS
                                BALANCE AT CHARGED TO                OTHER     BALANCE AT
                                BEGINNING  COSTS AND                CHANGES       END
      DESCRIPTION               OF PERIOD   EXPENSES  RETIREMENTS ADD (DEDUCT) OF PERIOD
- -----------------------------   ---------- ---------- ----------- ------------ ----------
Year ended September 26, 1992:
  Machinery & equipment......    $29,294    $ 6,728     $  879       $(151)     $34,992
  Leasehold improvements.....      6,997      1,298        --          --         8,295
                                 -------    -------     ------       -----      -------
                                 $36,291    $ 8,026     $  879       $(151)     $43,287
                                 =======    =======     ======       =====      =======
Year ended September 25, 1993:
  Machinery & equipment......    $34,992    $ 7,783     $  896         --       $41,879
  Leasehold improvements.....      8,295      1,456        241         --         9,510
                                 -------    -------     ------       -----      -------
                                 $43,287    $ 9,239     $1,137         --       $51,389
                                 =======    =======     ======       =====      =======
Year ended September 24, 1994:
  Machinery & equipment......    $41,879    $ 9,443     $  984         --       $50,338
  Leasehold improvements.....      9,510      1,535        444         --        10,601
                                 -------    -------     ------       -----      -------
                                 $51,389    $10,978     $1,428         --       $60,939
                                 =======    =======     ======       =====      =======

  The estimated useful lives of the principal classes of assets are as follows: machinery and equipment--5 to 15 years; leasehold improvements--shorter of useful life or life of lease.

                                   ADVO, INC.

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

        COLUMN A                 COLUMN B        COLUMN C          COLUMN D     COLUMN E
- ------------------------------  ---------- ---------------------  ----------   ----------
                                                 ADDITIONS
                                           ---------------------
                                BALANCE AT CHARGED TO CHARGED TO  DEDUCTIONS   BALANCE AT
                                BEGINNING  COSTS AND    OTHER        FROM         END
      DESCRIPTION               OF PERIOD   EXPENSES   ACCOUNTS    RESERVES    OF PERIOD
- ------------------------------  ---------- ---------- ----------  ----------   ----------
Year ended September 26, 1992:
  Allowances for sales
   adjustments................   $ 1,557    $   --      $9,356(c)  $ 8,565      $ 2,348
  Allowances for doubtful
   accounts...................     1,151      3,086         36(b)    3,204(a)     1,069
  Accumulated amortization--
   Goodwill...................       158        144        --          --           302
  Accumulated amortization--
   Intangibles................       248        988        --          --         1,236
                                 -------    -------     ------     -------      -------
                                 $ 3,114    $ 4,218     $9,392     $11,769      $ 4,955
                                 =======    =======     ======     =======      =======
Year ended September 25, 1993:
  Allowances for sales
   adjustments................   $ 2,348    $   --      $6,277(c)  $ 5,738      $ 2,887
  Allowances for doubtful
   accounts...................     1,069      2,879        --        2,363(a)     1,585
  Restructuring reserve.......       --      25,750        --          --        25,750
  Accumulated amortization--
   Goodwill...................       302        340        --          --           642
  Accumulated amortization--
   Intangibles................     1,236      1,554        --          --         2,790
                                 -------    -------     ------     -------      -------
                                 $ 4,955    $30,523     $6,277     $ 8,101      $33,654
                                 =======    =======     ======     =======      =======
Year ended September 24, 1994:
  Allowances for sales
   adjustments................   $ 2,887    $   --      $6,992(c)  $ 6,558      $ 3,321
  Allowances for doubtful
   accounts...................     1,585      3,402        --        3,203(a)     1,784
  Restructuring reserve.......    25,750        --         --        8,641       17,109
  Accumulated amortization--
   Goodwill...................       642        331        --          270          703
  Accumulated amortization--
   Intangibles................     2,790      1,477        --          280        3,987
                                 -------    -------     ------     -------      -------
                                 $33,654    $ 5,210     $6,992     $18,952      $26,904
                                 =======    =======     ======     =======      =======

- --------
(a) Write off of uncollectible accounts, net of recoveries on accounts previously written off.
(b) Accounts of companies acquired.
(c) Reduction of revenues.

                                   ADVO, INC.

                       SCHEDULE IX--SHORT-TERM BORROWINGS
                                 (IN THOUSANDS)

             COLUMN A             COLUMN B   COLUMN C   COLUMN D     COLUMN E     COLUMN F
- -------------------------------  ----------  --------  -----------  -----------  -----------
                                                         MAXIMUM      AVERAGE     WEIGHTED
                                             WEIGHTED    AMOUNT       AMOUNT       AVERAGE
                                 BALANCE AT  AVERAGE   OUTSTANDING  OUTSTANDING   INTEREST
      CATEGORY OF AGGREGATE        END OF    INTEREST  DURING THE   DURING THE   RATE DURING
      SHORT-TERM BORROWINGS        PERIOD      RATE      PERIOD       PERIOD     THE PERIOD
- -------------------------------  ----------  --------  -----------  -----------  -----------
Year ended September 26, 1992:
  Notes payable to bank (a)....    $1,475      6.90%     $4,625       $1,813(b)     7.54%(c)
Year ended September 25, 1993:
  Notes payable to bank (a)....    $  --       6.00%     $5,625       $2,573(b)     6.00%(c)
Year ended September 24, 1994:
  Notes payable to bank (d)....    $  --        --       $5,850       $   64(e)     3.69%(f)

- --------
(a) Notes payable to bank represented borrowings under lines of credit borrowing arrangements which had no termination date but were reviewed semi-annually for renewal.
(b) The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 12.
(c) The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.
(d) Represents borrowings under the Company's revolving credit agreement with a bank expiring December 31, 1995.
(e) The average amount outstanding during the period was based on the average daily outstanding balance.
(f) The weighted average interest rate only for the number of days the borrowing was outstanding.