Form 10-K/A
period 1994-09-24
ADVO INC
filed 1995-02-03
CIK 801622

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  FORM 10-K/A

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)(3) Exhibits

Exhibit No.                     Exhibit              Where Located
- -----------                     -------              -------------
    27                  Financial Data Schedule      Filed herewith

                                  SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ADVO, Inc.




Date: February 3, 1995                    By: ROBERT S. HIRST
      ----------------                        -----------------------------
                                              Robert S. Hirst
                                              Vice President and Controller
                                              (Principal Accounting Officer)