Form 10-Q
period 1994-12-24
ADVO INC
filed 1995-02-03
CIK 801622

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 24, 1994
                               -----------------

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

     As of January 21, 1995 there were 20,691,831 shares of common stock outstanding.

                                  ADVO, Inc.

                           Index to Quarterly Report
                                 on Form 10-Q

                        Quarter Ended December 24, 1994

                      Part I - Financial Information         Page
                      ------------------------------         ----


Item 1.  Financial Statements (Unaudited).

     Consolidated balance sheets -
         December 24, 1994 and September 24, 1994.              2

     Consolidated statements of operations -
         Three months ended December 24, 1994
         and December 25, 1993.                                 3

     Consolidated statements of cash flows -
         Three months ended December 24, 1994
         and December 25, 1993.                                 4

     Notes to consolidated financial statements.                5

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations.                                            7


                   Part II - Other Information
                   ---------------------------


Item 4.  Submission of Matters to a Vote of
         Security Holders.                                      9

Item 6.  Exhibits and Reports on Form 8-K.                      9

Signatures                                                     10


                                  ADVO, Inc.
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)

                                                  December 24,   September 24,
                                                      1994            1994
                                                  -------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents-Related Party             $ 36,436        $ 10,891
  Cash and cash equivalents-Other                        8,966          28,857
                                                      --------        --------
  Total cash and cash equivalents                       45,402          39,748

  Available-for-sale securities-Related Party           30,501          31,392
  Accounts receivable, net                              62,722          55,340
  Inventories                                            6,184           5,138
  Prepaid expenses and other current assets              5,374           4,863
  Deferred income taxes                                 16,713          14,619
                                                      --------        --------
    Total current assets                               166,896         151,100

Property and equipment                                 122,803         117,448
Less accumulated depreciation and amortization         (63,126)        (60,939)
                                                      --------        --------
  Net property and equipment                            59,677          56,509
Other assets                                            10,056          18,100
                                                      --------        --------

  TOTAL ASSETS                                        $236,629        $225,709
                                                      ========        ========

LIABILITIES
Current liabilities:
  Accounts payable                                    $ 30,572        $ 28,540
  Accrued compensation and benefits                     28,144          28,121
  Other current liabilities                             52,678          47,692
                                                      --------        --------
    Total current liabilities                          111,394         104,353

Deferred income taxes                                    3,234           4,047
Other liabilities                                        9,111           9,311
                                                      --------        --------
                                                        12,345          13,358
STOCKHOLDERS' EQUITY
Series A Convertible preferred stock,
  $.01 par value (Authorized 5,000,000
  shares, none issued)                                       -               -
Common stock, $.01 par value (Authorized
  40,000,000 shares, issued 24,405,983
  and 24,393,108 shares, respectively)                     244             244
Additional paid-in capital                             135,268         134,881
Unrealized losses on available-for-sale
 securities, net of tax                                   (217)              -
Retained earnings                                       40,305          32,146
                                                      --------        --------
                                                       175,600         167,271
Less common stock held in
  treasury, at cost
                                                       (62,710)        (59,273)
   Total stockholders' equity                         --------        --------
                                                       112,890         107,998
                                                      --------        --------

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $236,629        $225,709
                                                      ========        ========

                            See Accompanying Notes.

                                  ADVO, Inc.

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)

                                            Three months ended
                                      ------------------------------
                                      December 24,      December 25,
                                          1994              1993
                                      ------------------------------
Revenues                              $ 263,055         $ 246,763
Costs and expenses:
 Cost of sales                          195,186           184,602
 Selling, general and
  administrative                         53,234            49,995
 Gain on sale of interest in
  joint venture                          (2,243)                -
 Provision for bad debts                    699               821
                                       --------          --------
Operating income                         16,179            11,345

Interest income-Related Party               772               520
Interest income-Other                        25                16
Other expense                               219               182
                                       --------          --------
Income before income taxes               16,757            11,699

Provision for income taxes                6,536             4,445
                                       --------          --------
Income before cumulative effect
 of accounting change                    10,221             7,254
Cumulative effect of change in
 accounting for postemployment
 benefits, net of tax                    (1,545)                -
                                       --------          --------
Net Income                             $  8,676          $  7,254
                                       ========          ========


Earnings per share before
 cumulative effect of
 accounting change                     $    .44          $    .29
Cumulative effect of change
 in accounting for post-
 employment benefits                       (.07)                -
                                       --------          --------

Earnings per share (A)                 $    .37          $    .29
                                       ========          ========

Cash dividends declared per
 share                                 $   .025          $    .02

Weighted average common and
 common equivalent shares:
Primary                                  23,213            24,877
Fully diluted                            23,216            25,020

- --------------

(A) Both primary and fully diluted.



                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)


                                                        Three months ended
                                                    --------------------------
                                                    December 24,  December 25,
                                                        1994          1993
                                                    --------------------------
Net cash provided by operating activities             $  6,210        13,802

Cash flows from investing activities:

  Investment in business ventures/acquisitions             (11)            -
  Acquisition of property and equipment                 (6,064)       (3,168)
  Proceeds from disposals of property and equipment          -            76
  Proceeds from sale of interest in joint venture        9,000             -
  Sales and maturities of available-for-sale
   securities                                           14,616         8,023
  Purchases of available-for-sale securities           (14,172)      (17,585)
                                                      --------      --------

Net cash provided (used) by investing activities         3,369       (12,654)


Cash flows from financing activities:
  Tax effect - vesting of restricted
    stock/options exercised                                 11           292
  Proceeds from exercise of stock options                   23            68
  Purchase of common stock for treasury                 (3,437)      (14,671)
  Cash dividends paid                                     (522)         (444)
                                                      --------      --------
Net cash used by financing activities                   (3,925)      (14,755)
                                                      --------      --------

Increase (Decrease) in cash and cash equivalents         5,654       (13,607)

Cash and cash equivalents at beginning of period        39,748        51,080
                                                      --------      --------

Cash and cash equivalents at end of period            $ 45,402      $ 37,473
                                                      ========      ========




                            See Accompanying Notes.

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 24, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 24, 1994.
Certain reclassifications have been made in the fiscal 1994 financial statements to conform with the fiscal 1995 presentation.

2.  Available-for-sale Securities

In May 1993 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company adopted the provisions of the new standard in the first quarter of fiscal 1995. In accordance with the Statement, prior period financial statements have not been restated.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income.
The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

The following is a summary of available-for-sale securities (in thousands):

                                          Gross       Gross     Estimated
                                        Unrealized  Unrealized    Fair
December 24, 1994               Cost      Gains       Losses      Value
                              -------------------------------------------
U.S. Government Obligations    $ 7,999     $ -        $142       $ 7,857
Municipal Bonds                 22,496       5         205        22,296
U.S. Corporate Securities          366       -          18           348
                              -------------------------------------------

 Total securities              $30,861     $ 5        $365       $30,501

                              ===========================================

The gross realized losses on the sale of available-for-sale securities totaled $4,900 and there were no realized gains for the quarter ended December 24, 1994.

The amortized cost and estimated fair value of available-for-sale securities at December 24, 1994, by contractual maturity, are shown below (in thousands).

                                                       Estimated
                                            Cost       Fair Value
                                           -----------------------
Due in one year or less                    $ 2,069     $  2,059
Due after one year through three years      28,792       28,442
                                           -----------------------

     Total securities                      $30,861     $ 30,501

                                           =======================

3.  Postemployment Benefits

Beginning with the first quarter of fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112") in accounting for short-term disability benefits and severance and related medical benefits. Under SFAS No. 112, the Company accrues these benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. The Company previously recognized the cost of providing these benefits on a cash basis.

The cumulative effect of this change in accounting for postemployment benefits resulted in a one-time after-tax charge of $1.5 million or $.07 per share. The Company estimates that the ongoing annual effect of this accounting change will not be material to the Company's financial statements. As required by SFAS No. 112, prior year financial statements have not been restated to reflect the change in accounting principle.

4.  Gain on sale of interest in joint venture

During the quarter ended December 24, 1994, the Company sold its 50% ownership in Infobase Services to Acxiom Corporation and recognized a before tax gain on this transaction of $2.2 million ($1.4 million after tax or $.06 per share).

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results of Operations
- ---------------------

Revenues for the first fiscal quarter of 1995 were $263.1 million or $16.3 million over fiscal 1994's first quarter results. The 6.6% increase in revenues was primarily related to volume growth both in shared mail packages and shared mail pieces delivered. Shared mail packages increased 2.1% to 786.4 million and shared mail piece distribution increased 5.5% to 6,390.9 million over the comparable three month period of a year earlier. These sales gains were a result of increases in shared mail pieces per package and expanded market coverage within existing programs. Pricing increases were also achieved in several of the Company's shared mail products. Despite the continuing consolidation within the retail sector, the higher than expected postal rate increase effective January 1, 1995 and significantly higher paper prices the Company's management remains confident in the achievement of its earnings objectives for fiscal 1995.

Cost of sales as a percentage of revenues was 74.2% for the quarter ended December 24, 1994 versus 74.8% for the quarter ended December 25, 1993. The decrease in cost of sales as a percentage of revenues was a result of increased postage utilization as reflected in the shared mail pieces per package growth of 3.4% to 8.1 pieces per package. In absolute terms, cost of sales increased 5.7% or $10.6 million over the comparable period of a year earlier. The increase was mainly attributable to increases in delivery and print costs associated with the volume growth in shared mail packages and pieces.

Selling expense, including the provision for bad debts, remained relatively constant at 12.1% of revenues for the first quarter of fiscal 1995 when compared with 12.2% for the same quarter of fiscal 1994. The absolute increase of $1.8 million resulted from increased commission expense from the volume growth in revenues, and advertising and promotion costs.

General and administrative costs remained flat as a percentage of revenues at 8.4% for the first quarter of fiscal 1995 versus the comparable period of fiscal 1994. The increase of $1.3 million in general and administrative costs for the three months ended December 24, 1994 over a year earlier was mainly attributable to employee related costs.

During the quarter ended December 24, 1994 the Company recognized a $2.2 million pretax gain on the sale of its 50% ownership in Infobase, its database joint venture with the Acxiom Corporation.

As a result of the aforementioned, the Company reported a 42.6% increase in operating income to $16.2 million for the first three months of fiscal 1995 when compared with the same period of fiscal 1994.

The effective income tax rate for three months ended December 24, 1994 was 39% versus 38% for the first three months of fiscal 1994

During the first quarter of fiscal 1995 the Company adopted Statements of Financial Accounting Standards No. 112("SFAS No. 112"), "Employers' Accounting for Postemployment Benefits", and No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The cumulative effect of adopting SFAS No. 112 was an after tax charge of $1.5 million or $.07 per share. The Company estimates the ongoing annual effect of this accounting change will not be material to the Company's results of operations or financial position.

FINANCIAL CONDITION
- -------------------

Working capital increased $8.8 million to $55.5 million at December 24, 1994 from $46.7 million at September 24, 1994. The increase was primarily attributable to the Company's improved operating results and the increase in accounts receivable resulting from the revenue growth. The working capital ratio improved to 1.50 at December 24, 1994 from 1.45 at fiscal 1994 year end.

Total stockholders' equity increased to $112.9 million at December 24, 1994 from $108.0 million at September 24, 1994. The increase was a result of the Company's net income of $8.7 million for the first three months of fiscal 1995 offset to a degree by $3.4 million used for the purchase of the Company's common stock for treasury on the open market.

LIQUIDITY
- ---------

The Company's main source of liquidity continues to be funds from operating activities. Cash provided by operating activities decreased $7.6 million to $6.2 million for the first quarter of fiscal 1995 versus $13.8 million in the first quarter of fiscal 1994 mainly attributable to the timing of customer payments. Cash and cash equivalents increased $5.7 million to $45.4 million for the three months ended December 24, 1994 versus a decrease of $13.6 million for the comparable period of fiscal 1994. The increase was reflective of the $9.0 million received from the sale of the Company's 50% ownership in its Infobase joint venture and fewer purchases of the Company's common stock for treasury for the quarter ended December 24, 1994 than in the quarter ended December 25, 1993.

Funds from operating activities continue to be adequate to fund the Company's plan of restructuring. There have been no material changes in the Company's plan of restructuring or the benefits anticipated to be realized from the plan's implementation.

                       Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

At the 1995 Annual Meeting of Stockholders of ADVO, Inc. (the "Company"), held on January 19, 1995, the following matters were submitted to a vote of the stockholders.

1. The election of nine Directors to serve until the Annual Meeting of Stockholders in 1996.

2. The approval of an amendment to the 1988 Non-qualified Stock Option Plan and the 1993 Stock Option Subplan, as amended.

3. The approval of the Company's Short-term Corporate Management and Division/Regional Incentive Plans.

4. The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 1995.

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

                  27         Financial Data Schedule


         (b)  Reports on Form 8-K
              -------------------

              No report on Form 8-K was filed by the Company with respect to the quarter ended December 24, 1994.





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




Date: February 1, 1995                 By: /s/ ROBERT S. HIRST
      ----------------                     --------------------------
                                           Robert S. Hirst
                                           Vice President and Controller
                                           (Principal Accounting Officer)