Form 10-Q
period 1995-03-25
ADVO INC
filed 1995-05-09
CIK 801622

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 25, 1995
                               --------------

                                      or

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes   X         No _____
    -----

     As of April 22, 1995 there were 20,792,052 shares of common stock outstanding.

                                  ADVO, Inc.

                           Index to Quarterly Report
                                 on Form 10-Q

                         Quarter Ended March 25, 1995



                        Part I - Financial Information
                        ------------------------------

                                                                         Page
                                                                         ----
Item 1.  Financial Statements (Unaudited)

     Consolidated balance sheets -
         March 25, 1995 and September 24, 1994                              2

     Consolidated statements of operations -
         Six months and three months ended
         March 25, 1995 and March 26, 1994                                  3

     Consolidated statements of cash flows -
         Six months ended March 25, 1995
         and March 26, 1994                                                 4

     Notes to consolidated financial statements                             5

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations.                                                        7



                          Part II - Other Information
                          ---------------------------



Item 6.  Exhibits and Reports on Form 8-K.                                  9

Signatures                                                                 10

                                  ADVO, Inc.
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)

                                                         March 25,          September 24,
                                                           1995                  1994
                                                        ----------          --------------
ASSETS
Current assets:
  Cash and cash equivalents-Related Party                $ 21,292              $ 10,891
  Cash and cash equivalents-Other                          16,362                28,857
                                                         --------              --------
  Total cash and cash equivalents                          37,654                39,748

  Available-for-sale securities-Related Party              31,195                31,392
  Accounts receivable, net                                 66,372                55,340
  Inventories                                               7,113                 5,138
  Prepaid expenses and other current assets                 5,463                 4,863
  Deferred income taxes                                    16,316                14,619
                                                         --------              --------
    Total current assets                                  164,113               151,100

Property, plant and equipment                             132,700               117,448
Less accumulated depreciation and amortization            (65,767)              (60,939)
                                                         --------              --------
  Net property, plant and equipment                        66,933                56,509
Other assets                                               10,555                18,100
                                                         --------              --------

  TOTAL ASSETS                                           $241,601              $225,709
                                                         ========              ========

LIABILITIES
Current liabilities:
  Accounts payable                                       $ 40,862              $ 28,540
  Accrued compensation and benefits                        27,149                28,121
  Other current liabilities                                45,630                47,692
                                                         --------              --------
    Total current liabilities                             113,641               104,353

Deferred income taxes                                       3,501                 4,047
Other liabilities                                           8,234                 9,311
                                                         --------              --------
                                                           11,735                13,358
STOCKHOLDERS' EQUITY
Series A Convertible preferred stock,
  $.01 par value (Authorized 5,000,000
  shares, none issued)                                          -                     -
Common stock, $.01 par value (Authorized
  40,000,000 shares, issued 24,481,316
  and 24,393,108 shares, respectively)                        245                   244
Additional paid-in capital                                136,434               134,881
Unrealized losses on available-for-sale
  securities, net of tax                                     (109)                    -
Retained earnings                                          42,589                32,146
                                                         --------              --------
                                                          179,159               167,271
Less common stock held in
  treasury, at cost                                       (62,934)              (59,273)
                                                         --------              --------
    Total stockholders' equity                            116,225               107,998
                                                         --------              --------

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $241,601              $225,709
                                                         ========              ========



                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)

                                             Six months ended                       Three months ended
                                       ----------------------------           ------------------------------
                                       March 25,          March 26,           March 25,            March 26,
                                         1995               1994                1995                 1994
                                       ---------          ---------           ---------            ---------
Revenues                               $ 517,291          $ 476,489           $ 254,236            $ 229,726
Costs and expenses:
 Cost of sales                           392,479            358,952             197,293              174,350
 Selling, general and
  administrative                         105,362            100,900              52,129               50,905
 Gain on sale of interest in
  joint venture                           (2,243)                 -                   -                    -
 Provision for bad debts                   1,510              1,585                 810                  764
                                       ---------          ---------           ----------           ---------
Operating income                          20,183             15,052               4,004                3,707

Interest income-Related Party              1,508                926                 736                  406
Interest income-Other                         37                 27                  11                   12
Other expense                                377                380                 157                  199
                                       ---------          ---------           ---------            ---------
Income before income taxes                21,351             15,625               4,594                3,926

Provision for income taxes                 8,327              5,937               1,791                1,492
                                       ---------          ---------           ---------            ---------
Income before cumulative effect
 of accounting change                     13,024              9,688               2,803                2,434
Cumulative effect of change in
 accounting for postemployment
 benefits, net of tax                     (1,545)                 -                   -                    -
                                       ---------          ---------           ---------            ---------

Net income                             $  11,479          $   9,688           $   2,803            $   2,434
                                       ---------          =========           =========            =========

Primary earnings per share
 before cumulative effect
 of accounting change                  $     .57          $     .39           $     .12            $     .10
 Cumulative effect of change
 in accounting for post-
 employment benefits                        (.07)                 -                   -                    -
                                       ---------          ---------           ---------            ---------
Primary earnings per share             $     .50          $     .39           $     .12            $     .10
                                       =========          =========           ---------            ---------

Fully diluted earnings per
 share before cumulative
 effect of accounting
 change                                $     .56          $     .39             $    .12           $     .10
Cumulative effect of change
 in accounting for post-
 employment benefits                        (.07)                 -                    -                   -
                                       ---------          ---------             --------           ---------
Fully diluted earnings
 per share                             $     .49          $     .39             $    .12            $    .10
                                       =========          =========             ========            ========
Cash dividends declared per
 share                                 $    .050          $    .045             $   .025            $   .025

Weighted average common and
 common equivalent shares:
Primary                                   23,186             24,554               23,161              24,240
Fully diluted                             23,327             24,668               23,269              24,252

                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                          Six months ended
                                                     --------------------------
                                                     March 25,        March 26,
                                                       1995            1994
                                                     --------------------------
Net cash provided by operating activities             $  9,368        $ 15,911

Cash flows from investing activities:
  Investment in business ventures/acquisitions             (61)              -
  Acquisition of property, plant and equipment         (16,372)         (6,726)
  Proceeds from disposals of property
    and equipment                                            6              78
  Proceeds from sale of interest in joint venture        9,000               -
  Sales and maturities of available-for-sale
    securities                                          27,336          13,181
  Purchases of available-for-sale securities           (27,527)        (23,850)
                                                      --------        --------

Net cash used in investing activities                   (7,618)        (17,317)


Cash flows from financing activities:
  Tax effect - vesting of restricted
    stock/options exercised                                384           7,070
  Proceeds from exercise of stock options                  471             433
  Purchase of common stock for treasury                 (3,660)        (32,341)
  Cash dividends paid                                   (1,039)           (870)
                                                      --------        --------

Net cash used by financing activities                   (3,844)        (25,708)
                                                      --------        --------

Decrease in cash and cash equivalents                   (2,094)        (27,114)

Cash and cash equivalents at beginning of period        39,748          51,080
                                                      --------        --------

Cash and cash equivalents at end of period            $ 37,654        $ 23,966
                                                      ========        ========

Non-cash financing and investing activities:
  Purchase of ADVO Common Stock
    for treasury, paid subsequent
    to March 26, 1994                                 $      -        $  6,077


                            See Accompanying Notes.

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 25, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 24, 1994.
Certain reclassifications have been made in the fiscal 1994 financial statements to conform with the fiscal 1995 presentation.

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

The following is a summary of available-for-sale securities (in thousands):

                                           Gross           Gross        Estimated
                                           Unrealized      Unrealized   Fair
March 25, 1995                  Cost       Gains           Losses       Value
                             -------------------------------------------------------

U.S. Government Obligations     $14,890     $ -            $ 64         $14,826
Municipal Bonds                  16,168       3             104          16,067
U.S. Corporate Securities           317       -              15             302
                             -------------------------------------------------------

   Total securities             $31,375     $ 3            $183         $31,195
                             =======================================================

The gross realized gains on the sale of available-for-sale securities totaled $10 thousand and there were no realized losses for the quarter ended March 25, 1995. For the six months ended March 25, 1995, gross realized gains and losses were $10 thousand and $5 thousand, respectively.

The amortized cost and estimated fair value of available-for-sale securities at March 25, 1995, by contractual maturity, are shown below (in thousands).

                                                                Estimated
                                                      Cost      Fair Value
                                                    ------------------------
Due in one year or less                             $22,634     $ 22,556
Due after one year through three years                8,741        8,639
                                                    ------------------------

    Total securities                                $31,375     $ 31,195
                                                    ========================

3.  Postemployment Benefits

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112") in accounting for short-term disability benefits and severance and related medical benefits during the Company's first quarter of fiscal 1995. Under SFAS No. 112, the Company accrues these benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. The Company previously recognized the cost of providing these benefits on a cash basis.

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

4.  Gain on sale of interest in joint venture

During the first quarter ended December 24, 1994, the Company sold its 50% ownership in Infobase Services to Acxiom Corporation and recognized a before tax gain on this transaction of $2.2 million ($1.4 million after tax or $.06 per share).

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations
- ---------------------
Revenues for the second quarter of fiscal 1995 increased 11% or $24.5 million over the comparable period of the prior fiscal year. Year-to-date fiscal 1995 revenues increased 9% or $40.8 million over the comparable six month period of fiscal 1994. Volume gains contributed to the majority of the increases for the three and six month periods. The volume growth was attributable to increased business in existing markets, particularly with the Company's heavier non-turnkey products. Pricing gains were also achieved in several of the Company's shared mail products for each of the periods ended March 25, 1995 over the comparable periods of the prior year, mainly attributable to the pass through of the postal rate increase effective January 1, 1995.

Pieces per package increased 6% for the second quarter and 5% for the first six months of fiscal 1995 to 7.80 and 7.96, respectively, when compared to fiscal 1994. Shared mail packages delivered also increased for each of the periods to
0.8 billion, or 1%, for the second fiscal quarter and 1.6 billion, or 2%, for the first half of fiscal 1995. The Company's management continues to remain cautiously optimistic about the near term due to the continued consolidation of the retail sector, the ongoing impact of the postal rate increase and the continued increase in paper costs.

As a percentage of revenues, cost of sales increased 2% to 78% for the three months ended March 25, 1995 and 1% to 76% for the first six months of fiscal 1995 when compared to the prior year. These increases as a percentage of sales were reflective of increased postal and paper costs. Both periods experienced increases, in absolute terms, of $22.9 million and $33.5 million for the three and six month periods ended March 25, 1995, respectively, when compared with the prior year. Postage and print costs accounted for the majority of the increase for each of the periods and resulted primarily from the volume growth and the postal rate increase effective January 1, 1995, and to a lesser extent paper cost increases. Postage costs increased 15% and 8%, respectively, for the three and six months ended March 25, 1995 over the comparable periods ended March 26, 1994 and resulted from the increase in postage rates as well as the shared mail package and piece growth. Print expense, inclusive of paper costs, increased roughly 11% over prior year for the second quarter and 13% for the first six months of fiscal 1995 and was related to growth in the previously mentioned shared mail piece volume. Overall, the Company distributed 6.3 billion and 12.6 billion shared mail pieces in the second quarter and first six months of fiscal 1995, respectively, representing increases of 7% for both periods over the prior year.

Selling expense, including the provision for bad debt, remained constant as a percentage of revenues at approximately 12% for the second quarter and the first half of fiscal 1995 over fiscal 1994. The second quarter of fiscal 1995 experienced an absolute increase of $1.7 million in selling costs when compared to the second quarter of fiscal 1994. The first half of fiscal 1995's selling costs increased $3.5 million, in absolute terms, when compared with the same period of a year earlier. Both the quarter and first half increases were primarily related to increased commission expense resulting from the fiscal 1995 revenue growth over fiscal 1994.

General and administrative costs, as a percentage of revenue, were 9% for the quarter ended March 25, 1995 versus 10% for the quarter ended March 26, 1994. For the first half of fiscal 1995, general and administrative costs remained flat at 9% when compared to same period in fiscal 1994. In absolute terms, general and administrative expenses decreased $0.4 million during the second quarter of fiscal 1995 and increased $0.9 million for the six month period when compared to the previous fiscal year. The decrease in the second quarter was attributable to reductions in advertising and promotion expenditures, while the increase for the six month period was reflective of higher infrastructure costs and professional and consulting fees.

During the Company's first fiscal quarter, ended December 24, 1994, the Company recognized a $2.2 million pretax gain, or $1.4 on an after tax basis, on the sale of its 50% ownership in Infobase, its database joint venture with the Acxiom Corporation.

As a result of the above, the Company reported operating income of $4.0 million for the second quarter and $20.2 million for the first half of fiscal 1995 versus $3.7 million for the second quarter and $15.1 million for the first half of fiscal 1994.

The effective income tax rate for the three and six month periods ended March 25, 1995 was 39% versus 38% for the comparable periods of fiscal 1994.

During the Company's first quarter of fiscal 1995, ended December 24, 1994, the Company adopted Statements of Financial Reporting Accounting Standards No.112 ("SFAS no. 112"), "Employers' Accounting for Postemployment Benefits", and No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The cumulative effect of adopting SFAS No. 112 was an after tax charge of $1.5 million or $.07 per share. The Company estimates the ongoing annual effect of this accounting change will not be material to the Company's results of operations or financial position.

Financial Condition
- -------------------
Working capital increased $3.8 million to $50.5 million at March 25, 1995 from $46.7 million at September 24, 1994. The increase from September 24, 1994 was mainly attributable to the Company's improved operating results. The working capital ratio remained relatively constant at 1.44 at March 25, 1995 versus 1.45 at September 24, 1994.

Total stockholders' equity increased $8.2 million to $116.2 million at March
25, 1995. The increase was reflective of the Company's net income of $11.5 million for the first six months of fiscal 1995, the $0.9 million recorded for the exercise of stock options and related tax benefit under the Company's employee stock plans and $0.7 million for the amortization of deferred compensation. These increases were offset to a degree by $3.7 million used for the purchase of the Company's common stock for treasury, primarily related to an open market purchase of $3.1 million.

Liquidity
- ---------
The Company's main source of liquidity continues to be funds from operating activities. Cash provided from operating activities decreased $6.5 million to $9.4 million for the six months ended March 25, 1995 versus $15.9 million for the comparable period of fiscal 1994. During the first six months of fiscal 1995 the Company experienced an $11.0 million increase in accounts receivable, primarily related to the revenue growth and timing of customer receipts. Accounts payable also increased during this six month period by $12.3 million, offsetting the receivables increase. The accounts payable increase was related to the timing of payments to the Company's vendors. Cash and cash equivalents decreased $2.1 million to $37.7 million for the six months ended March 25, 1995 versus a decrease of $27.1 million for the same period of a year earlier. The decrease was reflective of $16.4 million of capital expenditures related to the purchase of the Company's corporate headquarters building, the modernization and replacement of existing production equipment, and computer hardware purchases. Also adding to the decrease was $3.7 million in purchases of common stock for treasury. These decreases were offset to a degree by the operating cash flows and $9.0 million received from the sale of the Company's 50% ownership in its Infobase joint venture. The $27.1 million decrease for the first six months of fiscal 1994 was primarily reflective of the $32.3 million used for the purchase of the Company's common stock for treasury.

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



Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a)  Exhibit Index
                                                                    Sequential
          Exhibit No.                Exhibits                       Page Number
          -----------                --------                       -----------

               11          Statement re computation of per share
                           earnings.
               27          Financial Data Schedule



     (b)  Reports on Form 8-K
          -------------------

          No report on Form 8-K was filed by the Company with respect to the quarter ended March 25, 1995.







________________________________________________________________________________

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                  SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     ADVO, Inc.




Date: May 3, 1995                    By:ROBERT S. HIRST\s\
      -----------                       -----------------------------
                                        Robert S. Hirst

                                        Vice President and Controller
                                        (Principal Accounting Officer)