Form 10-Q
period 1995-05-24
ADVO INC
filed 1995-08-04
CIK 801622

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 24, 1995
                               -------------

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

     As of July 22, 1995 there were 20,788,978 shares of common stock outstanding.

                                  ADVO, Inc.

                           Index to Quarterly Report
                                 on Form 10-Q

                          Quarter Ended June 24, 1995

                      Part I - Financial Information           Page
                      ------------------------------           ----

Item 1.  Financial Statements (Unaudited)

     Consolidated balance sheets -
       June 24, 1995 and September 24, 1994                       2

     Consolidated statements of operations -
       Nine months and three months ended
       June 24, 1995 and June 25, 1994                            3

     Consolidated statements of cash flows -
       Nine months ended June 24, 1995
       and June 25, 1994                                          4

     Notes to consolidated financial statements                   5

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations.                                              7


                   Part II - Other Information
                   ---------------------------


Item 6.  Exhibits and Reports on Form 8-K.                       10

Signatures                                                       11

                                  ADVO, Inc.
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)



                                                  June 24,      September 24,
                                                    1995            1994
                                                  ---------     -------------
ASSETS
Current assets:
  Cash and cash equivalents-Related Party         $ 18,328        $ 10,891
  Cash and cash equivalents-Other                   12,704          28,857
                                                  --------        --------
  Total cash and cash equivalents                   31,032          39,748

  Available-for-sale securities-Related Party       31,966          31,392
  Accounts receivable, net                          72,402          55,340
  Inventories                                        6,629           5,138
  Prepaid expenses and other current assets          6,040           4,863
  Deferred income taxes                             13,931          14,619
                                                  --------        --------
    Total current assets                           162,000         151,100

Property, plant and equipment                      136,847         117,448
Less accumulated depreciation and amortization     (68,921)        (60,939)
                                                  --------        --------
  Net property, plant and equipment                 67,926          56,509
Other assets                                         9,569          18,100
                                                  --------        --------

  TOTAL ASSETS                                    $239,495        $225,709
                                                  ========        ========

LIABILITIES
Current liabilities:
  Accounts payable                                $ 37,180        $ 28,540
  Accrued compensation and benefits                 28,311          28,121
  Other current liabilities                         36,458          47,692
                                                  --------        --------
    Total current liabilities                      101,949         104,353

Deferred income taxes                                3,295           4,047
Other liabilities                                    8,387           9,311
                                                  --------        --------
                                                    11,682          13,358
STOCKHOLDERS' EQUITY
Series A Convertible preferred stock,
  $.01 par value (Authorized 5,000,000
  shares, none outstanding)                              -               -
Common stock, $.01 par value (Authorized
  40,000,000 shares, issued 24,511,396
  and 24,393,108 shares, respectively)                 245             244
Additional paid-in capital                         137,231         134,881
Unrealized losses on available-for-sale
  securities, net of tax                               (36)              -
Retained earnings                                   51,272          32,146
                                                  --------        --------
                                                   188,712         167,271
Less common stock held in
  treasury, at cost
                                                   (62,848)        (59,273)
    Total stockholders' equity                    --------        --------
                                                   125,864         107,998
                                                  --------        --------

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $239,495        $225,709
                                                  ========        ========

                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)

                                     Nine months ended             Three months ended
                                   ---------------------          ---------------------
                                    June 24,    June 25,           June 24,    June 25,
                                      1995        1994               1995        1994
                                   ----------  ---------          ---------   ---------
Revenues                            $790,514    $732,570           $273,223    $256,082
Costs and expenses:
 Cost of sales                       596,302     546,001            206,476     187,050
 Selling, general and
  administrative                     159,482     154,823             51,466      53,923
 Gain on sale of interest in
  joint venture                       (2,243)          -                  -           -
 Provision for bad debts               2,178       2,075                669         490
                                    --------    --------           --------    --------
Operating income                      34,795      29,671             14,612      14,619

Interest income-Related Party          2,170       1,320                663         395
Interest income-Other                     51          42                 13          14
Other expense                            576       1,044                199         664
                                    --------    --------           --------    --------
Income before income taxes            36,440      29,989             15,089      14,364

Provision for income taxes            14,212      11,396              5,884       5,458
                                    --------    --------           --------    --------
Income before cumulative effect
 of accounting change                 22,228      18,593              9,205       8,906
Cumulative effect of change in
 accounting for postemployment
 benefits, net of tax                 (1,545)          -                  -           -
                                    --------    --------           --------    --------

Net income                          $ 20,683    $ 18,593           $  9,205    $  8,906
                                    ========    ========           ========    ========


Earnings per share
 before cumulative effect
 of accounting change               $    .96    $    .77           $    .39    $    .38
Cumulative effect of change
 in accounting for post-
 employment benefits                    (.07)          -                  -           -
                                    --------    --------           --------    --------

Earnings per share (A)              $    .89    $    .77           $    .39    $    .38
                                    ========    ========           ========    ========


Cash dividends declared per
  share                             $   .075    $   .070           $   .025    $   .025


Weighted average common and
  common equivalent shares:
Primary                               23,281      24,113             23,458      23,234
Fully diluted                         23,306      24,111             23,466      23,229

(A) Both primary and fully diluted.


                          See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                      Nine months ended
                                                    ----------------------
                                                     June 24,  June 25,
                                                       1995      1994
                                                    ----------------------

Net cash provided by operating activities            $  7,720    $35,707

Cash flows from investing activities:
  Investment in business ventures/acquisitions            (61)         -
  Acquisition of property, plant and equipment        (20,713)   (10,239)
  Proceeds from disposals of property
    and equipment                                          11         82
  Proceeds from sale of interest in joint venture       9,000          -
  Sales and maturities of available-for-sale
    securities                                         41,362     26,246
  Purchases of available-for-sale securities          (42,210)   (36,929)
                                                     --------   --------

Net cash used in investing activities                 (12,611)   (20,840)


Cash flows from financing activities:
  Tax effect - vesting of restricted
    stock/options exercised                               506      7,102
  Proceeds from exercise of stock options                 803        549
  Purchase of common stock for treasury                (3,575)   (43,868)
  Cash dividends paid                                  (1,559)    (1,398)
                                                     --------   --------

Net cash used by financing activities                  (3,825)   (37,615)
                                                     --------   --------

Decrease in cash and cash equivalents                  (8,716)   (22,748)

Cash and cash equivalents at beginning of period       39,748     51,080
                                                     --------   --------

Cash and cash equivalents at end of period           $ 31,032   $ 28,332
                                                     ========   ========

                            See Accompanying Notes.

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 24, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 24, 1994. Certain reclassifications have been made in the fiscal 1994 financial statements to conform with the fiscal 1995 presentation.

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

The following is a summary of available-for-sale securities (in thousands):

                                    Gross        Gross        Estimated
                                    Unrealized   Unrealized   Fair
June 24, 1995               Cost    Gains        Losses       Value

                           ----------------------------------------------

U.S. Government
   Obligations             $ 4,002    $   -      $ 19         $ 3,983
Municipal Bonds             20,351        8        28          20,331
U.S. Corp. Securities        7,669        3        20           7,652

                           ----------------------------------------------

   Total securities        $32,022    $  11      $ 67         $31,966

                           ==============================================

There were no realized gains or losses on the sale of available-for-sale securities for the quarter ended June 24, 1995. For the nine months ended June 24, 1995, gross realized gains and losses were $10 thousand and $5 thousand, respectively.

The amortized cost and estimated fair value of available-for-sale securities at June 24, 1995, by contractual maturity, are shown below (in thousands).

                                                       Estimated
                                            Cost       Fair Value

                                          -----------------------

Due in one year or less                   $28,985      $ 28,924
Due after one year through three years      3,037         3,042

                                          -----------------------

    Total securities                      $32,022      $ 31,966

                                          =======================

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

5.  Financing Arrangements

On May 24, 1995, the Company canceled and replaced its existing $25 million credit facility. The new Revolving Credit Agreement expires April 30, 2000 and provides up to $50 million of combined borrowing availability with a bank. Borrowing under the agreement may take the form of either a domestic loan or a Eurodollar loan, as defined in the agreement. The interest rate for such borrowing will be at least equal to the bank's base rate for the particular type of loan and will vary from the rate depending upon the borrowing period. The Company pays a commitment fee of one-eighth of one percent on the average daily balance of the unused portion of the commitment. The terms of the agreement include certain covenants which provide restrictions to the maintenance of net worth and include requirements to maintain certain financial ratios. At June 24, 1995 there are no borrowings under the Revolving Credit Agreement.

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations
- ---------------------
Revenues increased 7% or $17.1 million for the third quarter of fiscal 1995 and 8% or $57.9 million for the nine months ended June 24, 1995 over the comparable periods of the prior fiscal year. The Company experienced both pricing and volume gains for the three and nine month periods ended June 24, 1995. Pricing gains during the three month period ended June 24, 1995 were slightly higher than volume gains when compared to the third quarter of fiscal 1994 primarily due to the impact of the postal rate increase effective January 1, 1995. Pieces per package increased 3% to 8.05 and shared mail packages delivered decreased 1% to .8 billion during the third fiscal quarter of 1995 over the comparable period of a year earlier. The decrease in packages delivered during the quarter was due to the discontinuation of the Company's second weekly mailing in the Chicago market, without these discontinued packages, pieces per package would have grown 1% and total packages delivered would have increased 3%. The majority of the fiscal 1995 year-to-date revenue growth was volume related, resulting from a 4% increase in average shared mail pieces per package to 7.99 and a 1% gain in packages mailed to 2.4 billion. Pricing gains were also present for the nine month period due to the postal rate increase mentioned above. Sales at the Company's Marketing Force subsidiary were up 10% to $16.5 million and 7% to $46.1 million for the three and nine month periods ended June 24, 1995, respectively, over the comparable periods of fiscal 1994.

Cost of sales as a percentage of revenue remained relatively constant at 75% for the first nine months of fiscal 1995 and increased 3% to 76% for the three months ended June 24, 1995 when compared to the same periods ended June 25, 1994. The increase as a percentage of sales, as well as in absolute terms, was reflective of increased postal and paper costs. Overall, cost of sales increased $19.4 million or 10% and $50.3 million or 9% for the three and nine month periods ended June 24, 1995, respectively, when compared with the prior year. The increase in postage costs was 11% for the quarter and 9% year-to-date, primarily reflective of the postal rate increase effective January 1, 1995 and to a lesser degree volume growth in average shared mail pieces per package over the prior periods. Print expense increased 13% for both the three and nine month periods ended June 24, 1995 over the same periods ended June 25, 1994. Higher paper costs and volume gains accounted for the majority of the increase. Total shared mail pieces distributed increased 5% to 18.9 billion for the nine months ended June 24, 1995 while the third quarter experienced a 2% increase to
6.3 billion versus the comparable period in fiscal 1994.

As a percentage of revenue, selling expense, including the provision for bad debts, remained constant at approximately 12% for the three and nine month periods ended June 24, 1995 and June 25, 1994. In absolute terms, selling expense increased $1.0 million or 3% for the third quarter ended June 24, 1995 when compared to the same period of a year earlier. For the nine month period, selling expense increased $4.5 million or 5% over the prior year. Both the quarter and nine month increases were primarily related to increased commission expense resulting from the fiscal 1995 revenue growth over fiscal 1994. Also contributing to the increase for both periods were marketing promotional expenditures and sales support costs.

General and administrative costs, as a percentage of revenue, were 7% for the quarter ended June 24, 1995 versus 9% for the comparable period of the prior year. Year-to-date fiscal 1995 general and administrative costs remained flat at approximately 9% of revenues when compared to same period in fiscal 1994. In absolute terms, general and administrative expenses decreased $3.2 million for the three months ended June 24, 1995 and increased only $0.3 million for the nine month period when compared to the same periods in the previous fiscal year. Both the three and nine month periods experienced increases in employee costs over the comparable periods of the prior fiscal year. For the three month period, this increase was offset by savings achieved in leases and rents, training and relocation, incentive wages and favorable experience in workers compensation costs. In addition, favorable sales tax rulings during the quarter resulted in further cost reductions.

During the Company's first fiscal quarter, ended December 24, 1994, the Company recognized a $2.2 million pretax gain, or $1.4 on an after tax basis, on the sale of its 50% ownership in Infobase, its database joint venture with the Acxiom Corporation.

As a result of the above, operating income remained constant at $14.6 million for the third fiscal quarter of 1995 and increased $5.1 million or 17% to $34.8 million for the nine month period when compared to the same periods of a year earlier.

The increase in the Company's interest income for the nine month period ended June 24, 1995 over the prior year was due to the general increase in interest rates.

The effective income tax rate for the three and nine month periods ended June 24, 1995 was 39% versus 38% for the comparable periods of fiscal 1994.

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

Financial Condition
- -------------------
Working capital increased $13.4 million to $60.1 million at June 24, 1995 from $46.7 million at September 24, 1994. The increase from September 24, 1994 was mainly attributable to the Company's improved operating results. The working capital ratio increased to 1.59 at June 24, 1995 from 1.45 at September 24, 1994.

Total stockholders' equity increased $17.9 million to $125.9 million since the end of the prior fiscal year. The increase was primarily related to the Company's net income of $20.7 million for the first nine months of fiscal 1995, the $1.3 million recorded for the exercise of stock options and related tax benefit under the Company's employee stock plans and $1.0 million for the amortization of deferred compensation. These increases were offset to a degree by $3.6 million used for the purchase of the Company's common stock for treasury, primarily related to an open market purchase of $3.1 million in December 1994 and $1.5 million for the Company's normal quarterly dividend.

Liquidity
- ---------
Cash provided from operating activities decreased $28.0 million to $7.7 million when comparing the first nine months of fiscal 1995 to fiscal 1994. During the nine months ended June 24, 1995 the Company experienced a $17.1 million increase in accounts receivable, primarily related to the revenue growth and timing of customer receipts. Offsetting the receivable increase to a degree was the increase in accounts payable during the same nine month period of $8.6 million. The accounts payable increase was related to the timing of payments to the Company's vendors. Also contributing to the decrease in cash flows from operating activities were decreases to customer advances and the reserve for restructuring. The Company's main source of liquidity continues to be funds from operating activities.

Cash and cash equivalents decreased $8.7 million to $31.0 million for the nine months ended June 24, 1995 versus a decrease of $22.7 million for the same period of a year earlier. The decrease was reflective of $20.7 million in capital expenditures related to the purchase of the Company's corporate headquarters building, the modernization and replacement of existing production equipment, and computer hardware purchases. Also adding to the decrease was $3.6 million in purchases of common stock for treasury. These decreases were offset to a degree by the operating cash flows and $9.0 million received from the sale of the Company's 50% ownership in its Infobase joint venture. The $22.7 million decrease for the nine months of fiscal 1994 was primarily reflective of the $43.9 million used for the purchase of the Company's common stock for treasury.

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

               27           Financial Data Schedule


      (b)  Reports on Form 8-K
           -------------------

           No report on Form 8-K was filed by the Company with respect to the quarter ended June 24, 1995.



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



                                        ADVO, Inc.






Date: August 3, 1995                    By:ROBERT S. HIRST\s\
      --------------                       -----------------------------
                                           Robert S. Hirst

                                           Vice President and Controller
                                           (Principal Accounting Officer)