Form 10-K405
period 1995-09-30
ADVO INC
filed 1995-12-19
CIK 801622

                                   ADVO, Inc.


                                   Form 10-K


                               September 30, 1995

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 1995
                          ------------------
                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________to __________

Commission file number 1-11720
                       -------
                                  ADVO, INC.
                                  ----------
            (Exact name of registrant as specified in its charter)

              Delaware                                 06-0885252
-----------------------------------------  -------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

   One Univac Lane, P.O. Box 755, Windsor, CT              06095-0755
---------------------------------------------  ---------------------------------
   (Address of principal executive offices)

      Registrant's telephone number, including area code: (860) 285-6100

Securities registered pursuant to Section 12(b) of the Act:

               Common Stock and Rights, par value $.01 per share
               -------------------------------------------------
                               (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                                     ----
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant at November 24, 1995 was $445,950,003. On that date, there were 20,836,403 outstanding shares of the registrant's common stock.

Documents Incorporated by Reference:

Portions of the 1995 Annual Report to Stockholders are incorporated by reference into Parts II and IV of this Report.

Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   ADVO, INC.
                          INDEX TO REPORT ON FORM 10-K
                     FOR THE YEAR ENDED SEPTEMBER 30, 1995

                                     PART I

 ITEM                                                                      PAGE
 ----                                                                      ----
  1.  Business...........................................................    1
  2.  Properties.........................................................    4
  3.  Legal Proceedings..................................................    5
  4.  Submission of Matters to a Vote of Security Holders................    5

                                    PART II

  5.  Market for Registrant's Common Equity and Related Stockholder
       Matters...........................................................    6
  6.  Selected Financial Data............................................    6
  7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations.............................................    6
  8.  Financial Statements and Supplementary Data........................    6
  9.  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure..............................................    7

                                    PART III

 10.  Directors and Executive Officers of the Registrant.................    7
 11.  Executive Compensation.............................................    7
 12.  Security Ownership of Certain Beneficial Owners and Management.....    7
 13.  Certain Relationships and Related Transactions.....................    7

                                    PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....    7

                                    PART I

ITEM 1. BUSINESS

GENERAL

  ADVO, Inc. ("ADVO" or the "Company") is a direct marketing firm primarily engaged in soliciting and processing printed advertising from retailers, manufacturers and service companies for targeted distribution by both shared and solo mail to consumer households in the United States on a national, regional and local basis. Founded in 1929 as a hand delivery company, the Company entered the direct mail industry as a solo mailer in 1946 and began its shared mail program in 1980. The Company currently is the largest commercial user of third-class mail in the United States.

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

  ADVO's principal executive offices are located at One Univac Lane, Windsor, Connecticut, 06095.

  In September of 1995, the Company announced plans to sell its in-store marketing segment which provides marketing services to a wide range of manufacturers and marketers using proprietary operating systems. From September 30, 1995 (and by restatement of prior periods), the Company is accounting for its in-store marketing segment as a discontinued operation in this Annual Report on Form 10-K for the fiscal year ended September 30, 1995. The discussion of the Company's business under Items 1 and 2 hereof includes only the Company's continuing operations.

PRODUCTS AND SERVICES

  ADVO's direct mail products and services include shared mail and solo mail. ADVO also provides certain printing, transportation and ancillary services in conjunction with its direct mail programs.

SHARED MAIL

  In the Company's shared mail programs (Marriage Mail(R) and Mailbox Values(R)), the advertisements of several advertisers are combined in a single mail package.

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

  Marriage Mail(R) is a weekly mail program with coverage, on average, of 61 million households in approximately 130 markets. This program is used by local and national retailers. The ZIP Code configuration selected for each market is normally determined by population density and by proximity to retail outlets. Retailers with multiple locations and weekly frequency have a great influence on the ZIP Codes chosen by the Company for its weekly mailings. The Company derives most of its revenues from the Marriage Mail(R) program.

SOLO MAIL

  Solo mail services include addressing and processing brochures and circulars for an individual customer for distribution through the USPS. Each customer bears the full cost of postage and handling for each mailing. Customers choosing this form of direct mail are generally those who wish to maintain an exclusive image and complete control over the timing and the target of their mailings.

  The Company processes solo mail using its own mailing list or lists supplied by the customer. The Company charges a processing fee based on the solo mail services rendered.

OTHER PRODUCTS AND SERVICES

  The Company rents portions of its mailing list to organizations interested in distributing their own solo mailings. The Company may or may not perform the associated distribution services for the customer.

  Mid Coast Press is a commercial web offset printer located in Maryland, which produces general commercial printing as well as tabloids for local customers participating in the Marriage Mail(R) program.

  Trans-ADVO, Inc., a wholly-owned subsidiary of the Company, is a Class 1 ICC Contract Carrier presently engaged in the transportation of time-sensitive advertising material and general freight. Trans-ADVO, Inc., utilizes contracted carriers to provide direct pickup and delivery services throughout the 48 contiguous states.

  ADVO Target Communications, Inc., and ADVOLink, Inc., based in Texas, are wholly-owned subsidiaries of the Company which specialize in the coordination and production of custom promotional magazines and circulars which, in most cases, are then distributed by the Company.

MAILING LIST

  ADVO's management believes its computerized mailing list is the largest residential/household mailing list in the country. It contains over 111 million delivery points (constituting nearly all of the households in the continental United States) and was used by the U.S. Census Bureau as a base for developing the mailing list for its 1990 census questionnaire mailings. The Company's management believes that the list is particularly valuable and that replication in its entirety by competitors would be extremely difficult and costly. The list enables the Company to target mailings to best serve its customers.

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

  Typically, the Company's customers are those businesses whose products and services are used by the general population. These businesses (supermarkets, fast food, drug stores, discount and department stores and consumer products manufacturers) require continuous advertising to a mass audience. No customer accounted for more than 10% of the Company's sales in 1995, 1994 or 1993.

OPERATIONS

  Customers' advertising circulars are processed by approximately 3,000 production employees who work at 20 mail processing facilities which are strategically located throughout the nation. State-of-the-art inserting machines (which combine the individual advertising pieces into the mailing packages) and modern quarter-folding equipment are the principal equipment used to process the Company's products and services. In nearly all 20 of ADVO's mail processing facilities, the USPS accepts and verifies the Company's mail to help ensure rapid package acceptance and distribution, which benefits both the USPS and the Company. In most instances, the mail is then shipped by the Company to the destination office of the USPS for final delivery.

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

  ADVO's principal direct marketing competitors are other companies with residential lists or similar cooperative mailing programs. These companies have a significant presence in many of the Company's markets and represent serious competition to the Company's Marriage Mail(R) programs in those markets.

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

  These purchases enable ADVO to purchase the paper necessary for its turnkey family products at favorable prices.

EMPLOYEES

  As of September 30, 1995, the Company had a total of approximately 5,200 full and part-time employees. ADVO also uses outside temporary employees, particularly during busy seasons.

  ADVO has one union contract, covering production employees in the Hartford, Connecticut branch. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

  ADVO does not own any real estate except for its corporate headquarters, which the Company purchased in February of 1995. The corporate headquarters, located in Windsor, Connecticut, consist of two buildings totaling approximately 136,000 square feet. The Company leases 20 mail processing facilities and 70 sales offices (which excludes the sales offices that are located in the mail processing facilities) throughout the United States. The Company believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable

                     EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME             AGE              POSITION WITH COMPANY
            ----             ---              ---------------------
Robert Kamerschen...........  59 Chairman and Chief Executive Officer
Joseph P. Durrett...........  50 President and Chief Operating Officer
Larry G. Morris.............  57 Senior Executive Vice President, Chief
                                  Administrative and Process Development Officer
Lowell W. Robinson..........  46 Executive Vice President and Chief Financial
                                  Officer
Peter A. Corrao.............  41 Senior Vice President
Rick Kurz...................  55 Senior Vice President
Frederick Leick.............  51 Senior Vice President
Myron L. Lubin..............  55 Senior Vice President
Frank J. Talz...............  51 Senior Vice President
Robert S. Hirst.............  49 Vice President and Controller

  Mr. Kamerschen has been the Chairman of the Board since January 1989. From November 1988 to February 1989, he was President of the Company and he has been Chief Executive Officer and a Director since November 1988. Mr. Kamerschen is also a Director of Playboy Enterprises, Inc., Micrografx, Inc. and Domain, Inc.

  Mr. Durrett became President, Chief Operating Officer and a Director of the Company on September 1, 1992. From February 1990 to August 1992, he was Senior Vice President of Sales of Kraft General Foods Inc., the food segment subsidiary of Philip Morris Companies Inc. Mr. Durrett is chairman-elect of the Children's Miracle Network.

  Mr. Morris has been Senior Executive Vice President, Chief Administrative and Process Development Officer of the Company since May 1994 and a Director since October 1989. From August 1989 to April 1994, he was Executive Vice President, Chief Financial and Administrative Officer.

  Mr. Robinson became Executive Vice President and Chief Financial Officer of the Company on May 5, 1994. From April 1993 to April 1994, he was an independent consultant. From April 1991 to March 1993, he was Vice President and Chief Financial Officer for The Travelers Managed Care and Employee Benefits Operations. From October 1988 to March 1991, he was Vice President and Chief Financial Officer for Citicorp's Global Insurance and Capital Investments Divisions and from June 1986 to September 1988, he was Vice President and Controller for Citicorp's Consumer Services Group-- International.

  Mr. Corrao became Senior Vice President--Special Accounts on December 4, 1995. From January 1990 to November 1995, he held the position of Senior Vice President--President National Accounts Marketing Division.

  Mr. Kurz became Senior Vice President--Chief Marketing Officer on April 19, 1993. Prior to that, he was a Managing Partner of Marketing Corporation of America, a marketing consulting firm. He had held that position for the last five years.

  Mr. Leick became Senior Vice President--Operations on December 4, 1995. From February 1994 to November 1995, he held the position of Senior Vice President--President Atlantic Division. Prior to that, he was President, Chief Executive Officer, and a Director of Seneca Foods Corporation whose primary business is a producer of fruit juices and vegetables. He had held those positions for the last five years.

  Mr. Lubin became Senior Vice President--Sales on December 4, 1995. From January 1990 to November 1995, he held the position of Senior Vice President-- President Western Division.

  Mr. Talz became Senior Vice President--Organizational Development on December 4, 1995. From January 1990 to November 1995, he held the position of Senior Vice President--President Central Division.

  Mr. Hirst became Vice President and Controller on April 16, 1990. He has held that position for the last five years.

  The Company is not aware of any family relationships between any of the foregoing officers and any of the Company's directors. Each of the foregoing officers hold such office until his successor shall have been duly chosen and shall have qualified, or until his earlier resignation or removal.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  ADVO's 1995 Annual Report to Stockholders includes on page 35 under the caption "Quarterly Financial Data (unaudited)" the reported high and low sales prices of ADVO's Common Stock for the past two fiscal years, and such information is incorporated herein by reference and made a part hereof (see
Exhibit 13). For the fiscal years ended September 30, 1995, September 24, 1994 and September 25, 1993, the Company declared cash dividends of $.10, $.095 and $.06 per share, respectively, to holders of ADVO Common Stock.

  The closing price as of November 24, 1995 of the Company's Common Stock, under the symbol AD, on the New York Stock Exchange as reported in The Wall Street Journal was $26 1/2 per share. The approximate number of holders of record of the common stock on November 24, 1995 was 931.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this item is included in ADVO's 1995 Annual Report to Stockholders on page 20 under the caption "Selected Financial Data" and is incorporated herein by reference and made a part hereof (see Exhibit
13).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is included in ADVO's 1995 Annual Report to Stockholders on pages 21 through 23 under the caption "Financial Report" and is incorporated herein by reference and made a part hereof (see
Exhibit 13).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  ADVO's consolidated financial statements, together with the Report of Independent Auditors thereon dated October 24, 1995, appearing on pages 24 through 36 of ADVO's 1995 Annual Report to Stockholders, are incorporated herein by reference and made a part hereof (see Exhibit 13).

  The selected quarterly information required by this item is included under the caption "Quarterly Financial Data (unaudited)" on page 35 of ADVO's 1995 Annual Report to Stockholders and is incorporated herein by reference and made a part hereof (see Exhibit 13).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item, to the extent not included under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, appears on pages 4 and 5 of the Company's definitive proxy statement dated December 18, 1995 for the annual meeting of stockholders to be held on January 18, 1996 (the "Proxy Statement"), under the caption "Election of Directors", and on page 7 of the Proxy Statement under the subcaption "Section 16 Reports", and is incorporated herein by reference and made a part hereof.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is included under the caption "Executive Compensation" on pages 8 through 19 (except for those portions appearing under the subcaptions "Report of the Compensation Committee" and "Company Financial Performance"), and "Governance of the Company" on pages 3 and 4, of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is included under the caption "Related Party Transactions" on page 19 of ADVO's Proxy Statement and in footnotes 2 and 3 under the caption "Security Ownership of Certain Beneficial Owners" on pages 2 and 3 of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements. See the Index to Financial Statements and Financial Statement Schedules on page F-1.

     (2) Financial Statement Schedules. See the Index to Financial Statements and Financial Statement Schedules on page F-1.

     (3) Exhibits. The following is a list of the exhibits to this Report:

EXHIBIT NO.                 EXHIBIT                            WHERE LOCATED
-----------                 -------                            -------------
   3(a)      Restated Certificate of Incorporation Incorporated by reference to Exhibit
              of ADVO.                              3(a) to the Company's Form 10 filed
                                                    on September 15, 1986 (No. 1-11720).
   3(b)      Restated By-laws of ADVO.             Incorporated by reference to Exhibit
                                                    3(b) to the Company's Annual Report
                                                    on Form 10-K for the fiscal year
                                                    ended September 30, 1989 (No. 1-
                                                    11720).
   3(c)      Stockholder Protection Rights         Incorporated by reference to Exhibit
              Agreement, dated as of February 5,    4.1 of the Company's Form 8-K dated
              1993, between the Company and Mellon  February 5, 1993.
              Securities Trust Company, as Rights
              Agent, including Exhibit A and
              Exhibit B.
   10(a)     Stock Subscription Warrants, as held  Incorporated by reference to Exhibit
              by Warburg Pincus Capital Partners,   10(c) to the Company's Form 10 filed
              L.P. to subscribe for the Common      on September 15, 1986.
              Stock of ADVO.
   10(b)     Amendment dated August 18, 1992 of    Incorporated by reference to Exhibit
              Stock Subscription Warrants, as held  10(u) to the Company's Annual Report
              by Warburg Pincus Capital Partners,   on Form 10-K for the fiscal year
              L.P. to subscribe for Common Stock    ended September 26, 1992.
              of ADVO.
   10(c)     1986 Stock Option Plan of ADVO. *     Incorporated by reference to Exhibit
                                                    4.1 to the Company's Form S-8 filed
                                                    on July 16, 1987 (No. 33-15856).
   10(d)     1986 Employee Restricted Stock Plan   Incorporated by reference to Exhibit
              of ADVO, as amended. *                A to the Company's definitive Proxy
                                                    Statement for the annual meeting
                                                    held on January 24, 1991.
   10(e)     1988 Non-Qualified Stock Option Plan  Incorporated by reference to Exhibit
              and 1993 Stock Option Subplan of      A to the Company's definitive Proxy
              ADVO, as amended. *                   statement for the annual meeting
                                                    held on January 19, 1995.
   10(f)     The ADVO Savings Continuation Plan,   Incorporated by reference to Exhibit
              effective January 1, 1988. *          10(n) to the Company's Annual Report
                                                    on Form 10-K for the fiscal year
                                                    ended September 24, 1988.
   10(g)     ADVO Long-term Compensation Plan. *   Incorporated by reference to Exhibit
                                                    10(v) to the Company's Annual Report
                                                    on Form 10-K for the fiscal year
                                                    ended September 28, 1991.
   10(h)     Employment Agreement, dated November  Incorporated by reference to Exhibit
              14, 1991 between ADVO and Robert      10(t) to the Company's Annual Report
              Kamerschen. *                         on Form 10-K for the fiscal year
                                                    ended September 28, 1991.
   10(i)     Employment Agreement, dated August    Incorporated by reference to Exhibit
              21, 1991 between ADVO and Larry G.    10(u) to the Company's Annual Report
              Morris. *                             on Form 10-K for the fiscal year
                                                    ended September 28, 1991.

EXHIBIT NO.                 EXHIBIT                            WHERE LOCATED
-----------                 -------                            -------------
   10(j)     Employment Agreement, dated July 13,  Incorporated by reference to Exhibit
              1992, between ADVO and Joseph P.      10(v) to the Company's Annual Report
              Durrett. *                            on Form 10-K for the fiscal year
                                                    ended September 26, 1992.
   10(k)     Executive Severance Agreement, dated  Filed herewith.
              October 17, 1995 between ADVO and
              Robert Kamerschen. *
   10(l)     Executive Severance Agreements, dated Filed herewith.
              October 17, 1995 between ADVO and
              the executive officer named therein.
              *
   10(m)     Executive Severance Agreements, dated Filed herewith.
              October 17, 1995 between ADVO and
              the executive officer named therein.
              *
   10(n)     Executive Severance Agreements, dated Filed herewith.
              October 17, 1995 between ADVO and
              Robert S. Hirst.
   11        Computation of Per Share Earnings.    Filed herewith.
   13        1995 Annual Report to Stockholders    Furnished herewith; however, such
                                                    report, except for those portions
                                                    thereof which are expressly
                                                    incorporated by reference into this
                                                    Annual Report on Form 10-K, is for
                                                    the information of the Commission
                                                    and is not deemed "filed".
   21        Subsidiaries of the Registrant.       Filed herewith.
   23        Consent of Independent Auditors.      Filed herewith.
   27        Financial Data Schedule.              Filed herewith.

--------
* Management contract or compensatory plan required to be filed as an exhibit pursuant to item 14(c) of this report.

  (b)Reports on Form 8-K.

  A report on Form 8-K dated September 26, 1995 was filed by the Company during the quarter ended September 30, 1995. The Form 8-K reported under item 5 thereof the Company's announcement that it had retained Goldman, Sachs & Co. as its investment advisor to assist its Board of Directors in exploring strategic alternatives aimed at enhancing long-term shareholder value. The Company also announced that it had elected to sell its Marketing Force segment. For financial reporting purposes the sale would be treated as a discontinued operation.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


Date:     December 15, 1995               ADVO, Inc.
     --------------------------------

                                          By:            Robert S. Hirst /s/
                                             ----------------------------------
                                                         ROBERT S. HIRST
                                                         VICE PRESIDENT AND
                                                         CONTROLLER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        DATE                   SIGNATURE                       TITLE
        ----                   ---------                       -----

  December 15, 1995   Robert Kamerschen /s/          Chairman, Chief Executive
                      ----------------------------    Officer and Director
                      ROBERT KAMERSCHEN               (Principal Executive
                                                      Officer)

  December 15, 1995   Joseph P. Durrett /s/          President, Chief
                      ----------------------------    Operating Officer and
                      JOSEPH P. DURRETT               Director

  December 15, 1995   Larry G. Morris /s/            Senior Executive Vice
                      ----------------------------    President, Chief
                      LARRY G. MORRIS                 Administrative and
                                                      Process Development
                                                      Officer and Director

  December 15, 1995   Lowell W. Robinson /s/         Executive Vice President
                      ----------------------------    and Chief Financial
                      LOWELL W. ROBINSON              Officer (Principal
                                                      Financial Officer)

  December 15, 1995   Robert S. Hirst /s/            Vice President and
                      ----------------------------    Controller (Principal
                      ROBERT S. HIRST                 Accounting Officer)

  December 15, 1995   Jack W. Fritz /s/              Director
                      ----------------------------
                      JACK W. FRITZ

  December 15, 1995   Lawrence Lachman /s/           Director
                      ----------------------------
                      LAWRENCE LACHMAN

  December 15, 1995   Howard H. Newman /s/           Director
                      ----------------------------
                      HOWARD H. NEWMAN

  December 15, 1995   John R. Rockwell /s/           Director
                      ----------------------------
                      JOHN R. ROCKWELL

  December 15, 1995   Richard H. Stowe /s/           Director
                      ----------------------------
                      RICHARD H. STOWE

  December 15, 1995                                  Director
                      ----------------------------
                      JOHN L. VOGELSTEIN

                                  ADVO, INC.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                           ----
Report of independent auditors...........................................    *
Consolidated statements of operations for the years ended September 30,
 1995, September
  24, 1994 and September 25, 1993........................................    *
Consolidated balance sheets at September 30, 1995 and September 24, 1994.    *
Consolidated statements of cash flows for the years ended September 30,
 1995, September
  24, 1994 and September 25, 1993........................................    *
Consolidated statements of changes in stockholders' equity for the years
 ended September 30, 1995, September 24, 1994 and September 25, 1993.....    *
Notes to consolidated financial statements...............................    *
Consolidated Schedules
  II--Valuation and Qualifying Accounts..................................  F-2

  All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.
--------
* Incorporated herein by reference from pages 24 to 36 of the ADVO, Inc. 1995 Annual Report to Stockholders.

                                   ADVO, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

        COLUMN A           COLUMN B        COLUMN C           COLUMN D        COLUMN E
        --------          ---------- ---------------------   ----------      ----------
                                           ADDITIONS
                                     ---------------------
                          BALANCE AT CHARGED TO CHARGED TO   DEDUCTIONS      BALANCE AT
                          BEGINNING   COST AND    OTHER         FROM            END
      DESCRIPTION         OF PERIOD   EXPENSES   ACCOUNTS     RESERVES       OF PERIOD
      -----------         ---------- ---------- ----------   ----------      ----------
Year ended September 25,
 1993:
  Allowances for sales
   adjustments..........   $ 2,348    $   --     $ 6,277(b)   $ 5,738         $ 2,887
  Allowances for
   doubtful accounts....     1,069      2,683        --         2,167(a)(c)     1,585
  Restructuring reserve.       --      25,750        --           --           25,750
  Accumulated
   amortization--
   Goodwill.............       302        340        --           --              642
  Accumulated
   amortization--
   Intangibles..........     1,236      1,554        --           --            2,790
                           -------    -------    -------      -------         -------
                           $ 4,955    $30,327    $ 6,277      $ 7,905         $33,654
                           =======    =======    =======      =======         =======
Year ended September 24,
 1994:
  Allowances for sales
   adjustments..........   $ 2,887    $   --     $ 6,992(b)   $ 6,558         $ 3,321
  Allowances for
   doubtful accounts....     1,585      3,304        --         3,105(a)(c)     1,784
  Restructuring reserve.    25,750        --         --         8,641          17,109
  Accumulated
   amortization--
   Goodwill.............       642        331        --           270             703
  Accumulated
   amortization--
   Intangibles..........     2,790      1,477        --           280           3,987
                           -------    -------    -------      -------         -------
                           $33,654    $ 5,112    $ 6,992      $18,854         $26,904
                           =======    =======    =======      =======         =======
Year ended September 30,
 1995:
  Allowances for sales
   adjustments..........   $ 3,321    $   --     $ 5,758(b)   $ 6,953         $ 2,126
  Allowances for
   doubtful accounts....     1,784      2,953        --         3,445(a)(c)     1,292
  Restructuring reserve.    17,109        --         --         7,230           9,879
  Accumulated
   amortization--
   Goodwill.............       703        329        --           --            1,032
  Accumulated
   amortization--
   Intangibles..........     3,987      1,015        --           604           4,398
                           -------    -------    -------      -------         -------
                           $26,904    $ 4,297    $ 5,758      $18,232         $18,727
                           =======    =======    =======      =======         =======

--------
(a) Write off of uncollectible accounts, net of recoveries on accounts previously written off.
(b) Reduction of revenues.
(c) Reclassification of allowances related to discontinued operations.