Form 10-Q
period 1995-12-30
ADVO INC
filed 1996-02-12
CIK 801622

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 1995
                               -----------------

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  __________________ to _________________

Commission file number 1-11720
                       -------


                                   ADVO, Inc.
                        ------------------------------------------------------
                        (Exact name of registrant as specified in its charter)



           Delaware                                         06-0885252
-------------------------------                       ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


One Univac Lane, P.O. Box 755, Windsor, CT                  06095-0755
------------------------------------------            ----------------------
 (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number including area code:        (860) 285-6100
                                                      ----------------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
    -----          -----

     As of January 27, 1996 there were 20,870,231 shares of common stock outstanding.

                                  ADVO, Inc.

                           Index to Quarterly Report
                                 on Form 10-Q

                        Quarter Ended December 30, 1995



                      Part I - Financial Information               Page
                      ------------------------------               ----


Item 1.  Financial Statements (Unaudited).

      Consolidated balance sheets -
         December 30, 1995 and September 30, 1995.                   2

      Consolidated statements of operations -
         Three months ended December 30, 1995
         and December 24, 1994.                                      3

      Consolidated statements of cash flows -
         Three months ended December 30, 1995
         and December 24, 1994.                                      4

      Notes to consolidated financial statements.                    5

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations.                                              7


                          Part II - Other Information
                          ---------------------------


Item 4.  Submission of Matters to a Vote of
         Security Holders.                                           9

Item 6.  Exhibits and Reports on Form 8-K.                           9

Signatures                                                           10

                                   ADVO, Inc.
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)

                                                  December 30,   September 30,
                                                      1995            1995
                                                  -------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents-Related Party             $  2,896        $ 12,905
  Cash and cash equivalents-Other                       13,436          10,944
                                                      --------        --------
  Total cash and cash equivalents                       16,332          23,849

  Available-for-sale securities-Related Party           33,875          30,611
  Accounts receivable, net                              60,133          61,089
  Inventories                                            7,672           8,742
  Prepaid expenses and other current assets              4,761           4,369
  Deferred income taxes                                 13,556          13,049
  Current assets of discontinued operations             13,043          13,950
                                                      --------        --------
    Total current assets                               149,372         155,659

Property, plant and equipment                          130,991         128,861
Less accumulated depreciation and amortization         (70,301)        (68,385)
                                                      --------        --------
  Net property, plant and equipment                     60,690          60,476
Other assets                                            14,745          10,848
Non-current assets of discontinued operations            6,743           7,220
                                                      --------        --------

  TOTAL ASSETS                                        $231,550        $234,203
                                                      ========        ========

LIABILITIES
Current liabilities:
  Accounts payable                                    $ 25,716        $ 24,556
  Accrued compensation and benefits                     20,024          25,482
  Other current liabilities                             36,248          38,639
  Current liabilities of discontinued operations         5,812           8,118
                                                      --------        --------
    Total current liabilities                           87,800          96,795

Deferred income taxes                                    6,076           5,786
Other liabilities                                        1,198           1,216
                                                      --------        --------
                                                         7,274           7,002
STOCKHOLDERS' EQUITY
Series A Convertible preferred stock,
  $.01 par value (Authorized 5,000,000
  shares, none issued)                                       -               -
Common stock, $.01 par value (Authorized
  40,000,000 shares, issued 24,608,085
  and 24,583,092 shares, respectively)                     246             246
Additional paid-in capital                             139,462         138,735
Unrealized losses on available-for-sale
 securities, net of tax                                    ( 2)            (62)
Retained earnings                                       60,535          55,020
                                                      --------        --------
                                                       200,241         193,939
Less common stock held in
  treasury, at cost
                                                       (63,765)        (63,533)
    Total stockholders' equity                        --------        --------
                                                       136,476         130,406
                                                      --------        --------

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $231,550        $234,203
                                                      ========        ========



                            See Accompanying Notes.

                                  ADVO, Inc.

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)

                                                    Three months ended
                                              ------------------------------
                                              December 30,      December 24,
                                                  1995              1994
                                              ------------------------------
Revenues                                             $256,512       $248,088
Costs and expenses:
 Cost of sales                                        199,959        182,411
 Selling, general and
  administrative                                       47,069         51,017
 Gain on sale of business lines                        (2,687)        (2,243)
 Provision for bad debts                                1,202            699
                                                     --------       --------
Operating income                                       10,969         16,204

Interest income-Related Party                             516            772
Interest income-Other                                      11             25
Other expense                                             118            219
                                                     --------       --------
Income before income taxes                             11,378         16,782

Provision for income taxes                              4,360          6,546
                                                     --------       --------
Income from continuing operations                       7,018         10,236
Discontinued operations:
 Loss from discontinued operations,
    net of tax                                              -            (15)
  Estimated loss on disposal of
   discontinued operations, net of tax                  ( 981)             -
                                                     --------       --------
Income before cumulative effect of
 accounting change                                      6,037         10,221
Cumulative effect of change in
 accounting for postemployment
 benefits, net of tax                                       -         (1,545)
                                                     --------       --------
Net Income                                           $  6,037       $  8,676
                                                     ========       ========


Earnings from continuing operations                  $    .29       $    .44
Discontinued operations:
 Estimated loss on disposal, net of tax                 ( .04)             -
Cumulative effect of change
 in accounting for post-
 employment benefits                                        -           (.07)
                                                     --------       --------

Earnings per share (A)                               $    .25       $    .37
                                                     ========       ========

Cash dividends declared per
  share                                              $   .025       $   .025

Weighted average common and
  common equivalent shares:
Primary                                                23,856         23,213
Fully diluted                                          23,875         23,216

--------------

(A) Both primary and fully diluted.

                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)


                                                         Three months ended
                                                    ---------------------------
                                                     December 30,  December 24,
                                                       1995           1994
                                                    ---------------------------
Net cash provided by continuing
 operating activities                               $   1,287      $   9,102

Cash flows from continuing investing activities:
  Investment in business ventures/acquisitions              -            (11)
  Acquisition of property, plant and equipment         (4,246)        (4,768)
  Proceeds from disposals of property and equipment         5              -
  Proceeds from sale of business lines                    742          9,000
  Sales and maturities of available-for-sale
   securities                                          39,539         14,616
  Purchases of available-for-sale securities          (42,717)       (14,172)
                                                      -------        -------

Net cash provided (used) by continuing
  investing activities                                 (6,677)         4,665


Cash flows from continuing financing activities:
  Tax effect - vesting of restricted
   stock/options exercised                                168             11
  Proceeds from exercise of stock options                 361             23
  Purchase of common stock for treasury                  (231)        (3,437)
  Cash dividends paid                                    (521)          (522)
                                                      -------        -------
  Net cash used by continuing financing activities       (223)        (3,925)
                                                      -------        -------

  Net cash used by discontinued operations             (1,904)        (4,188)
                                                      -------        -------

  Increase (decrease) in cash and cash equivalents     (7,517)         5,654

  Cash and cash equivalents at beginning of period     23,849         39,748
                                                      -------        -------

  Cash and cash equivalents at end of period          $16,332        $45,402
                                                      =======        =======


Excluded from the consolidated statements of cash flows was the effect of a certain noncash activity in which the company received a note for $3.5 million in conjunction with the sale of MidCoast Press during the first quarter of fiscal 1996 (see note 3).







                            See Accompanying Notes.

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 30, 1995.
Certain reclassifications have been made in the fiscal 1995 financial statements to conform with the fiscal 1996 presentation.

In the prior fiscal year, the Company announced its plan to sell its in-store marketing segment. As a result, the Company's results of operations have been presented in the current quarter and restated in the prior year's quarter to separately reflect continuing and discontinued operations in the consolidated statements of operation and cash flows. The consolidated balance sheet has been reclassified to reflect the assets and liabilities of the discontinued operation under separate captions. In addition, the results of operations in the management's discussion and analysis section excludes the revenues, cost of sales, selling, general and administrative costs of the discontinued segment.

2.  Gain on sale of business lines

MidCoast Press, the Company's commercial web offset printer, was sold during the first quarter ended December 30, 1995. The Company recognized a before tax gain of $2.7 million ($1.7 million after tax or $.07 per share) and received a note for $3.5 million in conjunction with the sale.

During the first quarter ended December 24, 1994 of the previous fiscal year, the Company sold its 50% ownership in InfoBase Services to Acxiom Corporation and recognized a before tax gain on this transaction of $2.2 million ($1.4 million after tax or $.06 per share).

3.  Discontinued operations

During the first quarter ended December 30, 1995, the Company incurred approximately $1.0 million, net of tax, or $.04 per share of additional losses related to the discontinued operation which includes operating losses estimated to be incurred through the anticipated sale date.

4.  Subsequent events

On January 17, 1996, the Company announced the declaration of a special dividend of $10 per share of common stock. The special dividend is expected to be paid on March 5, 1996 to stockholders of record on February 20, 1996.

In order to provide funds to pay the special dividend, to pay transaction expenses incurred in connection therewith and for working capital and capital expenditures purposes, the Company has received a commitment from a bank to provide up to $220 million in senior credit facilities. The Company expects to enter into a definitive loan agreement with the bank and other lenders immediately prior to the payment of the special dividend. The commitment provides that $195 million of the credit may be used to pay the special dividend and related expenses. The Company expects that the balance of the funds for the special dividend will be provided by cash on hand. Payment of the special dividend is subject to the availability of the financing described above.

In connection with the special dividend, the Company is also making equitable adjustments to outstanding employee stock options. As a result, the Company expects to record a one-time noncash charge in the second quarter. The amount of the charge will depend principally upon the market price of the stock at the time of the transaction.

                                  ADVO, Inc.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Cont.)


The Company expects to make cash payments related to its recapitalization activities of approximately $7 million to $10 million in the second quarter of fiscal 1996, of which a significant portion relate to debt issue costs which will be amortized over the life of the loan.

Warburg, Pincus Capital Partners, L.P., the Company's largest stockholder, which holds approximately 2.9 million shares of the Company's common stock and a warrant to purchase approximately 2.7 million shares of the Company's common stock, has advised the Company that it intends to exercise its warrant in order to receive the special dividend.

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

Revenues for the first fiscal quarter of 1996 were $256.5 million or $8.4 million over fiscal 1995's first quarter results. The 3.4% increase in revenues was primarily related to pricing gains offset by piece volume declines. These pricing increases were mainly attributable to the pass through of the postal rate increase effective January 1, 1995 and paper cost increases passed through in June, 1995. Shared mail packages delivered increased from 786 million packages in the first quarter of fiscal 1995 to 799 million packages in the first quarter of fiscal 1996. Offsetting these price and package gains was a decline in overall piece volume from 6.4 billion for the three months ended December 24, 1994 to 6.2 billion for the comparable period of the current year. The piece volume decrease was reflected in the pieces per package decline from
8.13 for the first three months of fiscal 1995 to 7.77 for the comparable period in fiscal 1996. This drop in piece volume was primarily due to the sluggish retail environment and the aforementioned pass through of postage and paper costs.

Cost of sales as a percentage of revenues increased 4.5% over the prior fiscal year to 78.0% for the quarter ended December 30, 1995 versus 73.5% for the quarter ended December 24, 1994 primarily related to the decline in pieces per package. The increase in cost of sales as a percentage of revenues was the result of increased postage costs, due to the package volume increases and to a lesser extent increased paper costs. In absolute terms, cost of sales increased 9.6% or $17.5 million over the comparable period of a year earlier. Postage costs and print costs (inclusive of paper) increased 9% and 13%, respectively, over the comparable period of the prior year.

Selling expense, including the provision for bad debts, remained relatively constant at 12.4% of revenues for the first quarter of fiscal 1996 when compared with 12.8% for the same quarter of fiscal 1995. In absolute terms selling expense also remained consistent with the comparable period of the prior year at approximately $31.8 million.

General and administrative costs decreased as a percentage of revenues from 8.0% for the first quarter of fiscal 1995 to 6.4% for the comparable period of fiscal 1996. The decrease of $3.5 million, in absolute terms, in general and administrative costs for the three months ended December 30, 1995 over a year earlier was primarily attributable to the Company's ongoing consolidation of operating facilities along with the downsizing of administrative offices as well as the ongoing cost control efforts implemented by the Company.

During the quarter ended December 30, 1995 the Company recognized a $2.7 million pretax gain on the sale of its MidCoast Press operation, a commercial web offset printer. In the first quarter of the previous fiscal year the Company recognized a $2.2 million pretax gain on the sale of its 50% ownership in InfoBase, a database joint venture with the Acxiom Corporation.

As a result of the aforementioned, the Company reported a 32.3% decrease in operating income to $11.0 million for the first three months of fiscal 1996 when compared with the same period of fiscal 1995.

The effective income tax rate for three months ended December 30, 1995 and December 24, 1994 was approximately 39%.


FINANCIAL CONDITION
-------------------

Working capital increased $2.7 million to $61.6 million at December 30, 1995 from $58.9 million at September 30, 1995. The increase in working capital from September 30, 1995 was mainly attributable to the decreases in accrued compensation and benefits, primarily due to the payout during the first quarter of incentive wages relating to fiscal 1995 results, and other current liabilities as a result of decreases in customer advances. The working capital ratio improved to 1.70 at December 30, 1995 from 1.61 at December 24, 1994.

Total stockholders' equity increased $6.1 million to $136.5 million at December 30, 1995. The increase was primarily a result of the Company's operating results for the first quarter of fiscal 1996.

LIQUIDITY
---------

The Company's main source of liquidity continues to be funds from continuing operating activities. Cash provided by continuing operating activities decreased $7.8 million to $1.3 million when comparing the first three months of fiscal 1996 to the comparable period in fiscal 1995. The decrease is due to the reductions in accrued compensation and benefits and customer advances. Also contributing to the decrease was lower operating results in fiscal 1996 compared with fiscal 1995.

Cash and cash equivalents decreased $7.5 million to $16.3 million for the quarter ended December 30, 1995 versus an increase of $5.7 million for the comparable period of fiscal 1995. The decrease was reflective of additional purchasing activity of available-for-sale securities and purchases for capital expenditures. The $5.7 million increase for the first three months of fiscal 1995 was primarily reflective of the $9.0 million received from the sale of the Company's 50% ownership in its InfoBase joint venture, offset by purchases of common stock for treasury.

Funds from continuing operating activities continue to be adequate to fund the Company's plan of restructuring. There have been no material changes in the Company's plan of restructuring or the benefits anticipated to be realized from the plan's implementation.


SUBSEQUENT EVENTS
-----------------

On January 17, 1996, the Company announced the declaration of a special dividend of $10 per share of common stock. The special dividend is expected to be paid on March 5, 1996 to stockholders of record on February 20, 1996.

In order to provide funds to pay the special dividend, to pay transaction expenses incurred in connection therewith and for working capital and capital expenditures purposes, the Company has received a commitment from a bank to provide up to $220 million in senior credit facilities. The Company expects to enter into a definitive loan agreement with the bank and other lenders immediately prior to the payment of the special dividend. The commitment provides that $195 million of the credit may be used to pay the special dividend and related expenses. The Company expects that the balance of the funds for the special dividend will be provided by cash on hand. Payment of the special dividend is subject to the availability of the financing described above.

The Company expects that funds from continuing operating activities will be adequate to fund the Company's loan requirements, related charges and future operations.

In connection with the special dividend, the Company is also making equitable adjustments to outstanding employee stock options. As a result, the Company expects to record a one-time noncash charge in the second quarter. The amount of the charge will depend principally upon the market price of the stock at the time of the transaction.

The Company expects to make cash payments related to its recapitalization activities of approximately $7 million to $10 million in the second quarter of fiscal 1996, of which a significant portion relate to debt issue costs which will be amortized over the life of the loan.

                          Part II - Other Information


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

At the 1996 Annual Meeting of Stockholders of ADVO, Inc. (the "Company"), held on January 18, 1996, the following matters were submitted to a vote of the stockholders.

1. The election of nine Directors to serve until the Annual Meeting of Stockholders in 1997.

2. The approval of an amendment to the 1988 Non-qualified Stock Option Plan and the 1993 Stock Option Subplan, as amended.

3. The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 28, 1996.

Each of the three proposals were approved by the stockholders in their entirety. For a list of the directors elected and the votes cast for and against each of the proposals reference is made to exhibit No. 22, Report of Inspector of Election for ADVO, Inc. Common Stock, attached hereto.

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

          27           Financial Data Schedule.



   (b) Reports on Form 8-K
       -------------------

       No report on Form 8-K was filed by the Company with respect to the quarter ended December 30, 1995.





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




Date: February 9, 1996                 By: /s/ ROBERT S. HIRST
      ----------------                     --------------------------
                                           Robert S. Hirst
                                           Vice President and Controller
                                           (Principal Accounting Officer)