Form 10-Q
period 1996-03-30
ADVO INC
filed 1996-05-13
CIK 801622

                                     FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 1996
                               --------------

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  __________________ to _________________

Commission file number 1-11720
                       -------


                                              ADVO, Inc.
                        ------------------------------------------------------
                        (Exact name of registrant as specified in its charter)



        Delaware                                              06-0885252
- ------------------------                              --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)



One Univac Lane, P.O. Box 755, Windsor, CT                    06095-0755
- ------------------------------------------            --------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number including area code:          (860) 285-6100
                                                      --------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
    -----          -----

     As of April 27, 1996 there were 24,008,376 shares of common stock outstanding.

                                   ADVO, Inc.

                           Index to Quarterly Report
                                  on Form 10-Q

                          Quarter Ended March 30, 1996



                      Part I - Financial Information                Page
                      ------------------------------                ----


Item 1.  Financial Statements (Unaudited)


     Consolidated balance sheets -
         March 30, 1996 and September 30, 1995                        2

     Consolidated statements of operations -
         Six months and three months ended
         March 30, 1996 and March 25, 1995                            3

     Consolidated statements of cash flows -
         Six months ended March 30, 1996
         and March 25, 1995                                           4

     Notes to consolidated financial statements                       5


Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations.                                                  7



                   Part II - Other Information
                   ---------------------------


Item 6.  Exhibits and Reports on Form 8-K.                            9

Signatures                                                           10

                                  ADVO, Inc.
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)


                                                    March 30,   September 30,
                                                       1996          1995
                                                    ----------  --------------
ASSETS
Current assets:
  Cash and cash equivalents (1)                     $   7,760     $  23,849
  Available-for-sale securities-Related Party               -        30,611
  Accounts receivable, net                             61,134        61,089
  Inventories                                           7,129         8,742
  Prepaid expenses and other current assets             5,512         4,369
  Deferred income taxes                                20,242        13,049
  Current assets of discontinued operations                 -        13,950
                                                    ---------      --------
    Total current assets                              101,777       155,659

Property, plant and equipment                         134,396       128,861
Less accumulated depreciation and amortization        (73,349)      (68,385)
                                                    ---------      --------
  Net property, plant and equipment                    61,047        60,476
Other assets                                           18,873        10,848
Non-current assets of discontinued operations               -         7,220
                                                    ---------      --------

  TOTAL ASSETS                                      $ 181,697     $ 234,203
                                                    =========     =========

LIABILITIES
Current liabilities:
  Current portion of long-term debt                 $   4,925     $       -
  Accounts payable                                     34,958        24,556
  Accrued compensation and benefits                    20,726        25,482
  Other current liabilities                            29,881        38,639
  Current liabilities of discontinued operations            -         8,118
                                                    ---------      --------
    Total current liabilities                          90,490        96,795

Long-term debt                                        180,075             -
Deferred income taxes                                   6,744         5,786
Other liabilities                                       1,038         1,216
                                                    ---------      --------
                                                      187,857         7,002
STOCKHOLDERS' EQUITY/(DEFICIENCY)
Series A Convertible preferred stock,
  $.01 par value (Authorized 5,000,000
  shares, none issued)                                      -             -
Common stock, $.01 par value (Authorized
  40,000,000 shares, issued 27,792,260
  and 24,583,092 shares, respectively)                    278           246
Additional paid-in capital                            160,756       138,735
Unrealized losses on available-for-sale
  securities, net of tax                                    -           (62)
Accumulated (deficit) earnings                       (193,410)       55,020
                                                    ---------      --------
                                                      (32,376)      193,939
Less common stock held in
  treasury, at cost
                                                      (64,274)      (63,533)
                                                    ---------      --------
    Total stockholders' equity/(deficiency)           (96,650)      130,406
                                                    ---------      --------

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY/
   (DEFICIENCY)                                     $ 181,697     $ 234,203
                                                    =========     =========

(1) Includes cash and cash equivalents invested with related party of $9,401,000 at March 30, 1996 and $12,905,000 at September 30, 1995.



                            See Accompanying Notes.

                                   ADVO, Inc.
              CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)

                                 Six months ended         Three months ended
                              ------------------------  -----------------------

                              March 30,     March 25,    March 30,   March 25,
                                 1996         1995         1996         1995
                             ------------  -----------  -----------  ----------
Revenues                        $488,523     $487,706     $232,010    $239,618
Costs and expenses:
 Cost of sales                   385,317      366,185      185,358     183,774
 Selling, general and
  administrative                  91,243      101,244       44,175      50,228
Nonrecurring charges              12,082           --       12,082          --
Provision for bad debts            2,420        1,510        1,217         810
Gain on sale of business
 lines                            (2,687)      (2,243)          --          --
                                --------     --------     --------    --------
Operating income (loss)              148       21,010      (10,822)      4,806

Interest income-Related Party        960        1,508          444         736
Interest income-Other                 50           37           40          11
Interest expense                   1,354           --        1,354          --
Other expense                        239          377          121         157
                                --------     --------     --------    --------
(Loss) income before income
  taxes                             (435)      22,178      (11,813)      5,396
(Benefit) provision for  income
  taxes                             (297)       8,659       (4,657)      2,114
                                --------     --------     --------    --------
(Loss) income from  continuing
 operations                         (138)      13,519       (7,156)      3,282
Discontinued Operations:
 Loss from discontinued
  operations, net of tax              --         (495)          --        (479)
 Loss on disposal of discontinued
  operations, net of tax          (8,199)          --       (7,218)         --
                                --------     --------     --------    --------
(Loss) income before cumulative
  effect of accounting change     (8,337)      13,024      (14,374)      2,803
Cumulative effect of  change in
 accounting for postemployment
 benefits, net of tax                 --       (1,545)          --          --
                                --------     --------     --------    --------
Net (loss) income               $ (8,337)    $ 11,479     $(14,374)   $  2,803
                                ========     ========     ========    ========

Primary (loss) earnings per share:
  Continuing operations         $   (.01)    $    .59     $   (.32)   $    .14
  Discontinued operations             --         (.02)          --        (.02)
  Disposal of discontinued
   operations                       (.38)          --         (.32)         --
  Cumulative effect of change
   in accounting for post-
   employment benefits                --         (.07)          --          --
                                --------     --------     --------    --------

Primary (loss) earnings
 per share                      $   (.39)    $    .50     $   (.64)   $    .12
                                ========     ========     ========    ========

Fully diluted (loss) earnings
 per share:
  Continuing operations         $   (.01)         .58         (.32)        .14
  Discontinued operations             --         (.02)          --        (.02)
  Disposal of discontinued
   operations                       (.38)          --         (.32)         --
  Cumulative effect of change
   in accounting for post-
   employment benefits                --       (  .07)          --          --
                                --------     --------     --------    --------

Fully diluted (loss) earnings
 per share                      $   (.39)    $    .49     $   (.64)   $    .12
                                ========     ========     ========    ========

Cash dividends declared per
  share                         $ 10.025     $   .050     $ 10.000    $   .025

Weighted average common and
  common equivalent shares:
Primary                           21,570       23,186       22,368      23,161
Fully diluted                     21,570       23,327       22,368      23,269

                            See Accompanying Notes.

                                   ADVO, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                          Six months ended
                                                     --------------------------
                                                     March 30,        March 25,
                                                       1996             1995
                                                     --------------------------

Net cash (used) provided by continuing
 operating activities                                $ (2,166)         $  8,752

Cash flows from continuing investing activities:
  Investment in business ventures/acquisitions              -               (61)
  Acquisition of property, plant and equipment         (7,786)          (13,633)
  Proceeds from disposals of property
    and equipment                                           5                 6
  Proceeds from sale of business lines                    742             9,000
  Sales and maturities of available-for-sale
    securities                                          80,482           27,336
  Purchases of available-for-sale securities           (49,604)         (27,527)
                                                      --------         --------

Net cash provided (used) by continuing
 investing activities                                   23,839           (4,879)


Cash flows from continuing financing activities:
  Proceeds from long-term borrowings                   195,000                -
  Payments on long-term borrowings                     (10,000)               -
  Proceeds from exercise of warrants                     7,173                -
  Tax effect - vesting of restricted
    stock/options exercised                              3,717              384
  Proceeds from exercise of stock options                2,021              471
  Purchase of common stock for treasury                   (740)          (3,660)
  Cash dividends paid                                 (240,613)          (1,039)
  Other                                                     32                -
                                                     ---------          -------

Net cash used by continuing financing activities       (43,410)          (3,844)
                                                     ---------          -------

Net effect of discontinued operations                    5,648           (2,123)
                                                     ---------          -------

Decrease in cash and cash equivalents                  (16,089)          (2,094)

Cash and cash equivalents at beginning of period        23,849           39,748
                                                     ---------          -------

Cash and cash equivalents at end of period           $   7,760          $37,654
                                                     =========          =======

Excluded from the consolidated statements of cash flows was the effect of a certain noncash activity in which the Company received a note for $3.5 million in conjunction with the sale of a business line during the first quarter of fiscal 1996 (see note 2).


                            See Accompanying Notes.

                                   ADVO, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO, Inc.'s (the "Company") annual report on Form 10-K for the fiscal year ended September 30, 1995. Certain reclassifications have been made in the fiscal 1995 financial statements to conform with the fiscal 1996 presentation.

In fiscal year 1995, the Company announced its plan to sell its in-store marketing segment. The sale of substantially all of the net assets of this segment was completed on March 1, 1996 (See note 3). The Company's results of operations have been presented for the three and six month periods ended March 30, 1996 and March 25, 1995, to separately reflect continuing and discontinued operations in the consolidated statements of operations and cash flows. The consolidated balance sheet as of September 30, 1995 has been reclassified to reflect the assets and liabilities of the discontinued operation under separate captions. In addition, the results of operations in the management's discussion and analysis section excludes the revenues, cost of sales, selling, and general and administrative costs of the discontinued segment.

Both primary and fully diluted loss per share amounts for the three and six months ended March 30, 1996 exclude common share equivalents from the weighted average shares because they are anti-dilutive.

2.  Gain on sale of business lines

MidCoast Press, the Company's commercial web offset printer, was sold during the first quarter ended December 30, 1995. The Company recognized a before tax gain of $2.7 million ($1.7 million after tax or $.07 per share during the first quarter of fiscal 1996) and received a note for $3.5 million in conjunction with the sale.

During the first quarter ended December 24, 1994 of the previous fiscal year, the Company sold its 50% ownership in InfoBase Services to Acxiom Corporation and recognized a before tax gain on this transaction of $2.2 million ($1.4 million after tax or $.06 per share during the first quarter of fiscal 1995).

3.  Discontinued operations


On March 1, 1996 the Company completed the sale of substantially all of the net operating assets of its in-store marketing segment. The net assets were sold at book value in exchange for $5.0 million in cash and a long-term note receivable for $10.8 million. The long-term note was subsequently reserved in full and additional operating losses were incurred through the date of sale resulting in total losses associated with the discontinued operations of approximately $7.2 million, net of tax, or $.32 per share, and $8.2 million, net of tax, or $.38 per share for the three and six months ended March 30, 1996, respectively.


4.  Long-term debt

During the second quarter ended March 30, 1996, the Company entered into a credit agreement ("the Agreement") with a syndicate of lenders led by Chase Manhattan Bank (National Association) as Administrative Agent. The credit was obtained to finance a special dividend payable March 5, 1996 (the "Special Dividend") and related recapitalization costs (See notes 5 & 6). Proceeds from borrowings were used to fund the Special Dividend and any unutilized credits may be used to fund ongoing working capital and capital expenditure requirements.

The Agreement provides for total credit facilities of $250.0 million, consisting of $155.0 million in term loans, maturing at various dates through March 31, 2004, and a $95.0 million reducing revolving line of credit, maturing at various dates through March 31, 2002. The commitment levels on the revolving line range from a high of $95.0 million for the period March 4, 1996 through September 30, 1997 to a low of $33.3 million for the period September 30, 2001 through March 31, 2002. Mandatory repayments of debt in defined amounts are required in the event of certain triggering events including the sale of assets and the achievement of certain financial ratios.

The debt bears interest at either the London Interbank Offered Rate ("LIBOR") or at the bank's "base rate", whichever the Company chooses for each tranche due at various maturity dates, plus an "applicable margin" (based on certain financial ratios) ranging from 1.50% to 3.00% on the LIBOR rate and .25% to 1.75% on the base rate. Interest is payable quarterly or upon the maturity of the LIBOR contracts, whichever period is shorter. The interest rate at March 30, 1996 was 7.32% on the revolver and $65.0 million in term loans and 8.32% on the remaining balance.

The Company is required to maintain certain financial ratios under the Agreement. In addition, the Agreement also places restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt. The Company was in compliance with all applicable covenants as of March 30, 1996.

In connection with the Agreement, the Company must enter into and maintain, within 120 days of the closing date, Interest Rate Protection Agreements to protect itself against three month LIBOR rates exceeding 9% per annum as to a notional principal amount equal to $100 million. On April 17, 1996, the Company entered into a two year Interest Rate Collar Agreement to hedge a notional amount of $100 million, with an effective date of May 9, 1996. The cap rate is 8.0% with the floor rate at 5.0%, and the floating rate option at three month LIBOR.

The Company pays fees on the unused commitments at a rate of 3/8 of 1% or 1/2 of 1% depending on the Company's total leverage ratio as defined. As of March 30, 1996, $65.0 million of the revolver was unused.

Total maturities of long-term debt over the next five fiscal years and thereafter at March 30, 1996 are as follows (in thousands):

                          1996               $    -
                          1997               $  6,900
                          1998               $  8,975
                          1999               $ 10,250
                          2000               $ 15,875
                          Thereafter         $143,000
                                             --------
                          Total maturities   $185,000
                                             ========

The Company capitalized debt issue costs directly associated with the issuance of the Agreement totaling $5.5 million. These costs are included in other assets and will be amortized over the term of the debt agreement.

5.  Stockholders' Equity/(Deficiency)

On January 17, 1996 the Company announced the declaration of a Special Dividend of $10 per share of common stock to shareholders of record on February 20, 1996. The announcement was a result of the Company's initiative to explore strategic alternatives aimed at increasing shareholder value which began at the end of fiscal 1995. Total shares outstanding as of the record date were approximately
24.0 million resulting in dividends of approximately $240 million, which were paid on March 5, 1996.

On February 15, 1996 Warburg Pincus Capital Partners, L.P. ("Warburg"), the Company's largest shareholder, exercised warrants to purchase approximately 2.7 million shares of common stock at an exercise price of $2.70 per share.


6.  Nonrecurring Charges

In connection with the Special Dividend (see note 5), the Company also made equitable adjustments to outstanding employee stock options. As a result of the adjustments, the Company recorded noncash compensation expense totaling $8.8 million during the second quarter of fiscal 1996. Also included as nonrecurring charges are $3.3 million in legal and various other fees associated with the Special Dividend and the Company's exploration of strategic alternatives.

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations
- ---------------------
For the second quarter of fiscal 1996, revenues of $232.0 million decreased
$7.6 million or 3.2% from the comparable period of the prior fiscal year. The 3.2% decline in revenues was related to both volume and price per piece declines. The price declines were primarily caused by decreases in shared mail product weights. Pieces per package for the quarter were 7.58, down 2.7% from the prior year, while total packages mailed increased from 801.7 million to
803.0 million. Year to date fiscal 1996 revenues remained relatively flat, increasing approximately $.8 million over the prior fiscal year. Pricing increases achieved due to the pass through of paper cost increases and the postal rate increase effective January 1, 1995 were offset by volume declines and previously mentioned product weight declines. Year to date total packages delivered increased from 1,588 million in fiscal 1995 to 1,602 million in fiscal 1996. However, total pieces per package decreased 3.6% from the prior year to 7.67.

Cost of sales as a percentage of revenues increased 3.8% to 78.9% for the current six month period over the prior year six month period. In absolute terms, year to date cost of sales increased $19.1 million. Postage costs and print costs (inclusive of paper) increased 3% and 11%, respectively over the comparable period of the prior year. For the three months ended March 30, 1996, cost of sales as a percentage of revenues increased 3.2% to 79.9% over the same three months of the prior fiscal year. In absolute terms, cost of sales increased $1.6 million. Print costs (inclusive of paper) increased 8.7% while postage costs decreased 3.1%. The decline in postage expense was associated with the decrease in the product weights and the decrease in pieces per package of the packages mailed in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995.

Selling expenses, including the provision for bad debts, remained relatively constant at 13.9% of revenues for the second quarter of fiscal 1996 when compared with the 13.2% for the same quarter of fiscal 1995. Year to date selling expense as a percentage of revenues remained consistent with the prior year at a rate of approximately 13.0%. In absolute terms, selling expense for the fiscal 1996 second quarter and six months ended March 30, 1996 remained relatively flat as compared to the same periods of fiscal 1995.

General and administrative costs for the three month period ended March 30, 1996 decreased $6.5 million when compared to the prior year second quarter. General and administrative costs also decreased from 8.1% to 5.6% as a percentage of revenues for the same period. Year to date, fiscal 1996 costs compared to fiscal 1995 costs decreased approximately $9.9 million in absolute terms and to 6.1% from 8.1% as a percentage of revenues. The decrease in general and administrative costs from fiscal 1995 in absolute terms and as a percentage of revenues continues to reflect the Company's ongoing focus on streamlining and re-engineering its processes including the elimination of 381 employees over the last 9 months, as well as the ongoing cost control efforts implemented by the Company.

In connection with the declaration of the Special Dividend, the Company recorded $12.1 million in nonrecurring charges during the second quarter of fiscal 1996. The Company also made equitable adjustments to outstanding employee stock options as a result of the Special Dividend. These adjustments mandated the Company record noncash compensation expense of $8.8 million. Also included as nonrecurring charges were $3.3 million in legal and various other fees associated with the Special Dividend and the Company's exploration of its strategic alternatives related to enhancing shareholder value as announced by the Company in September 1995.

During the quarter ended December 30, 1995 the Company recognized a $2.7 million pretax gain on the sale of its MidCoast Press operation, a commercial web offset printer. In the first quarter of the previous fiscal year the Company recognized a $2.2 million pretax gain on the sale of its 50% ownership in InfoBase Services, a data base joint venture with the Acxiom Corporation.

As a result of the aforementioned, the Company reported a $15.6 million decrease and a $20.9 million decrease, respectively, in operating income from the prior year for the three and six month periods ended March 30, 1996. Excluding the nonrecurring charges, operating income was $1.3 million and $12.2 million for the fiscal 1996 three and six month periods, respectively.

The Company obtained credit facilities totaling $250.0 million during the second quarter of fiscal 1996. Interest expense and commitment fees related to the debt totaled $1.4 million.

The effective income tax rate for the three months ended March 30, 1996 and March 25, 1995 was approximately 39%, resulting in a tax benefit in 1996 and a tax provision in 1995. The effective rate of tax benefit for the six months ended March 30, 1996 was 68% due to the significant losses caused by the nonrecurring charges. The effective tax rate for the six months ended March 25, 1995 was 39%.

Earnings (loss) per share from continuing operations for the three months and six months ended March 30, 1996 were significantly impacted by the loss incurred by the Company due to the $12.1 million in nonrecurring charges. Earnings per share from continuing operations on a fully diluted basis for the fiscal 1995 three and six month periods were $.14 and $.58, respectively. Losses per share for the comparable periods in fiscal 1996 were $.32 and $.01, respectively. Common share equivalents were excluded from the fiscal 1996 weighted average shares because their effect would be anti-dilutive. The weighted average shares, including common stock equivalents, related to fiscal 1995 fully diluted calculations for the three and six months ended March 25, 1995 were both 23.3 million shares. Weighted average common shares on a fully diluted basis for the three and six months ended March 30, 1996 were 22.4 million shares and 21.6 million shares, respectively.

Financial Condition
- -------------------

Working Capital decreased $47.6 million to $11.3 million at March 30, 1996 from $58.9 at September 30, 1995. The decrease in working capital is mainly attributable to the liquidation of the available-for-sale securities in connection with the payment of the Special Dividend by the Company on March 5, 1996. The working capital ratio at March 30, 1996 was 1.12 compared to 1.61 at September 30, 1995.

On March 4, 1996, the Company entered into a credit agreement ("the Agreement") with a syndicate of lenders led by Chase Manhattan Bank (National Association) as Administrative Agent. The credit was obtained to finance the $10 per share Special Dividend and related costs incurred by the Company to explore strategic alternatives aimed at increasing shareholder value. At March 30, 1996, there was $185.0 million of debt outstanding, with $4.9 million of the balance classified as current. The Company capitalized debt issue costs totaling $5.5 million.

Total stockholders' equity decreased approximately $227.1 million from September 30, 1995 to a net deficiency of $96.7 million at March 30, 1996. The decrease was primarily the result of the $10 per share Special Dividend paid by the Company totaling approximately $240 million. The year to date net loss of $8.3 million, primarily caused by the nonrecurring charges along with the year to date losses from discontinued operations of $8.2 million, also added to the decrease in stockholders' equity. These decreases were offset in part by $2.0 million in employee option exercises, $7.2 million from the exercise by Warburg Pincus Capital Partners, L.P. of their warrant to obtain 2.7 million shares of ADVO common stock, and $3.7 million from the tax benefit related to employee restricted stock vesting and option exercises.

Liquidity
- ---------

The Company continues to rely on funds generated from continuing operating activities as its primary operational resource. However, unused credit commitments from the Agreement may also be utilized by the Company for operating activities. Total cash and cash equivalents for the six months ended March 30, 1996 decreased $16.1 million to $7.8 million from September 1995. The decrease was a result of the Special Dividend paid by the Company in March 1996. The source of funds to pay the dividend resulted from the sales and maturities of the available-for-sale securities (net of purchases) of $30.9 million, the $195.0 million in proceeds from borrowings obtained in connection with the new credit agreement and cash on hand. Other items contributing to the change in cash and cash equivalents were $7.8 million in capital expenditures, which primarily relate to the purchase of lap top computers for the Company's sales force and the software development of new financial and operational systems; and those items previously addressed in the financial condition section that affected the change in working capital and the change in stockholders' equity.

Prospective Events
- ------------------

In March 1996, the United States Postal Service approved a postal rate reclassification reform to be implemented July 1, 1996. The reform calls for a new Enhanced Carrier Route subclass for third-class mail, which will result in lower postal costs for efficient mailers like ADVO.

                          Part II - Other Information



Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

      (a) Exhibit Index
                                                                     Sequential
          Exhibit No.                  Exhibits                     Page Number
          -----------                  --------                     -----------


              10           Executive Severance Agreement dated
                           April 3, 1996 between ADVO, Inc. and
                           Larry G. Morris.

              11           Statement re computation of per share
                           (loss) earnings.

              27           Financial Data Schedule


    (b) Reports on Form 8-K
        -------------------

        A report on Form 8-K dated January 26, 1996 was filed by the Company during the quarter ended March 30, 1996. The Form reported under Item 5 thereof, the declaration of a special dividend distribution of $10 per share in cash, on shares of the Company's common stock, $.01 par value, payable on March 5, 1996.

        A second report on Form 8-K dated March 5, 1996 was filed by the Company during the quarter ended March 30, 1996. The Form reported under Item 5 thereof, that on March 4, 1996 the Company entered into a credit agreement with a syndicate of lenders led by the Chase Manhattan Bank (National Association) as Administrative Agent. The Credit Agreement provides for total credit facilities of $250 million consisting of a $95 million reducing revolving credit line and $155 million of term loans.



- --------------------------------------------------------------------------

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




Date: May 9, 1996                  By:ROBERT S. HIRST\s\
      -----------                     -----------------------------
                                      Robert S. Hirst

                                      Vice President and Controller
                                      (Principal Accounting Officer)