Form 10-Q
period 1996-06-29
ADVO INC
filed 1996-08-12
CIK 801622

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



         (Mark One)

        (X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 29, 1996
                                       -------------

                                      or

        ( )    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

        For the transition period from  ______________ to ______________

        Commission file number 1-11720
                               -------


                                  ADVO, Inc.
                       --------------------------------
            (Exact name of registrant as specified in its charter)



        Delaware                                              06-0885252
- -------------------------                                   ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


One Univac Lane, P.O. Box 755, Windsor, CT                    06095-0755
- ------------------------------------------                  ---------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number including area code:     (860) 285-6100
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

     As of July 27, 1996 there were 24,107,025 shares of common stock outstanding.

                                  ADVO, Inc.

                           Index to Quarterly Report
                                 on Form 10-Q

                          Quarter Ended June 29, 1996

                   Part I - Financial Information                Page
                   ------------------------------                ----

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets -
               June 29, 1996 and September 30, 1995                 2

         Consolidated statements of operations -
               Nine months and three months ended
               June 29, 1996 and June 24, 1995                      3

         Consolidated statements of cash flows -
               Nine months ended June 29, 1996
               and June 24, 1995                                    4

         Notes to consolidated financial statements                 5


Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations.                                                7

                   Part II - Other Information
                   ---------------------------


Item 5.  Other Information                                         10

Item 6.  Exhibits and Reports on Form 8-K.                         10

Signatures                                                         11


                                  ADVO, Inc.
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)

                                                     June 29,     September 30,
ASSETS                                                 1996           1995
                                                     --------     -------------
Current assets:
  Cash and cash equivalents (1)                       $   8,857      $  23,849
  Available-for-sale securities-Related Party                 -         30,611
  Accounts receivable, net                               61,269         61,089
  Inventories                                             7,142          8,742
  Prepaid expenses and other current assets               3,861          4,369
  Deferred income taxes                                  19,569         13,049
  Current assets of discontinued operations                   -         13,950
                                                      ---------      ---------
    Total current assets                                100,698        155,659

Property, plant and equipment                           135,543        128,861
Less accumulated depreciation and amortization          (74,499)       (68,385)
                                                      ---------       --------
  Net property, plant and equipment                      61,044         60,476
Other assets                                             17,602         10,848
Non-current assets of discontinued operations                 -          7,220
                                                      ---------       --------
  TOTAL ASSETS                                        $ 179,344       $234,203
                                                      =========       ========
LIABILITIES
Current liabilities:
  Current portion of long-term debt                   $   6,900       $      -
  Accounts payable                                       32,722         24,556
  Accrued compensation and benefits                      19,282         25,482
  Other current liabilities                              31,999         38,639
  Current liabilities of discontinued operations              -          8,118
                                                      ---------       --------
    Total current liabilities                            90,903         96,795

Long-term debt                                          173,100              -
Deferred income taxes                                     6,815          5,786
Other liabilities                                           615          1,216
                                                      ---------       --------
                                                        180,530          7,002
STOCKHOLDERS' EQUITY/(DEFICIENCY)
Series A Convertible preferred stock, $.01 par
 value (Authorized 5,000,000 shares, none issued)             -              -
Common stock, $.01 par value (Authorized
 40,000,000 shares, issued 27,907,987 and
 24,583,092 shares, respectively)                           279            246
 Additional paid-in capital                             161,102        138,735
Unrealized losses on available-for-sale
 securities, net of tax                                       -            (62)
 Accumulated (deficit) earnings                        (189,012)        55,020
                                                      ---------       --------
                                                        (27,631)       193,939
Less common stock held in treasury, at cost             (64,458)       (63,533)
                                                      ---------       --------
     Total stockholders' equity/(deficiency)            (92,089)       130,406
                                                      ---------       --------

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY/
   (DEFICIENCY)                                       $ 179,344       $234,203
                                                      =========       ========

(1) Includes cash and cash equivalents invested with related party of $4,028,000 at June 29, 1996 and $12,905,000 at September 30, 1995.

                            See Accompanying Notes.

                                   ADVO, Inc.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)

                                                              Nine months ended          Three months ended
                                                         -----------------------      -------------------------
                                                         June 29,       June 24,       June 29,        June 24,
                                                           1996          1995            1996            1995
                                                         ---------     ---------       ---------      ---------
Revenues                                                 $734,221       $744,435        $245,698       $256,730
Costs and expenses:
  Cost of sales                                           575,562        559,120         190,246        192,935
  Selling, general and
    administrative                                        134,546        148,954          43,302         47,710
  Nonrecurring charges                                     12,082              -               -              -
  Provision for bad debts                                   2,916          2,178             496            669
  Gain on sale of business lines                           (2,687)        (2,243)              -              -
                                                         --------       --------        --------        --------
Operating income                                           11,802         36,426          11,654          15,416

Interest income-Related Party                               1,083          2,170             123             663
Interest income - Other                                        57             50               7              13
Interest expense                                            5,618              -           4,264               -
Other expense                                                 397            576             158             199
                                                         --------       --------        --------        --------
Income before income taxes                                  6,927         38,070           7,362          15,893
Provision for income taxes                                  2,674         14,867           2,971           6,207
                                                         --------       --------        --------        --------
Income from continuing operations                           4,253         23,203           4,391           9,686
Discontinued Operations:
  Loss from discontinued
    operations, net of tax                                      -           (975)              -            (481)
  Loss on disposal of discontinued
    operations, net of tax                                 (8,199)             -               -               -
                                                         --------       --------        --------        --------
(Loss) income before cumulative
  effect of accounting change                              (3,946)        22,228           4,391           9,205
Cumulative effect of change in
  accounting for postemployment
  benefits, net of tax                                          -         (1,545)              -               -
                                                         --------       --------        --------        --------
Net (loss) income                                        $ (3,946)      $ 20,683        $  4,391        $  9,205
                                                         ========       ========        ========        ========
Earnings (loss) per share:
  Continuing operations                                  $    .17       $   1.00            $.18        $    .41
  Discontinued operations                                       -           (.04)              -            (.02)
  Disposal of discontinued operations                        (.33)             -               -               -
  Cumulative effect of change
    in accounting for post-
    employment benefits                                         -           (.07)              -               -
                                                         --------       --------        --------        --------
(Loss) earnings per share (A)                            $   (.16)      $    .89            $.18        $    .39
                                                         ========       ========        ========        ========

 Cash dividends declared per share                       $ 10.025       $   .075        $      -        $   .025

Weighted average common and common equivalent shares:
 Primary                                                   24,642         23,281          25,003          23,458
 Fully diluted                                             24,655         23,306          25,010          23,466

(A) - Both primary and fully diluted.


                            See Accompanying Notes.

                                   ADVO, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                          Nine months ended
                                                       -----------------------
                                                        June 29,    June 24,
                                                          1996        1995
                                                        --------    --------

Net cash provided by continuing operating activities    $  12,682   $  10,805

Cash flows from continuing investing activities:
  Investment in business ventures/acquisitions                  -         (61)
  Acquisition of property, plant and equipment            (11,112)    (17,189)
  Proceeds from disposals of property
    and equipment                                              12          11
  Proceeds from sale of business lines                        742       9,000
  Sales and maturities of available-for-sale               80,482      41,362
    securities
  Purchases of available-for-sale securities              (49,604)    (42,210)
                                                         --------    --------

Net cash provided (used) by continuing
 investing activities                                      20,520      (9,087)

Cash flows from continuing financing activities:
  Proceeds from long-term borrowings                      205,000           -
  Payments on long-term borrowings                        (25,000)          -
  Payment of debt issue costs                              (5,458)          -
  Proceeds from exercise of warrants                        7,173           -
  Tax effect - vesting of restricted
    stock/options exercised                                 3,510         506
  Proceeds from exercise of stock options                   2,431         803
  Purchase of common stock for treasury                      (925)     (3,575)
  Cash dividends paid                                    (240,613)     (1,559)
  Other                                                        40           -
                                                         --------    --------

Net cash used by continuing financing activities          (53,842)     (3,825)

Net effect of discontinued operations                       5,648      (6,609)
                                                         --------    --------

Decrease in cash and cash equivalents                     (14,992)     (8,716)

Cash and cash equivalents at beginning of period           23,849      39,748
                                                         --------    --------

Cash and cash equivalents at end of period              $   8,857    $ 31,032
                                                        =========    ========


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


                            See Accompanying Notes.

                                   ADVO, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 29, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO, Inc.'s (the "Company") annual report on Form 10-K for the fiscal year ended September 30, 1995. Certain reclassifications have been made in the fiscal 1995 financial statements to conform with the fiscal 1996 presentation.

In fiscal year 1995, the Company announced its plan to sell its in-store marketing segment. The sale of substantially all of the net assets of this segment was completed on March 1, 1996 (See note 3). The Company's results of operations have been presented for the three and nine month periods ended June 29, 1996 and June 24, 1995, to separately reflect continuing and discontinued operations in the consolidated statements of operations and cash flows. The consolidated balance sheet as of September 30, 1995 has been reclassified to reflect the assets and liabilities of the discontinued operation under separate captions. In addition, the results of operations in the management's discussion and analysis section exclude the revenues, cost of sales, selling, and general and administrative costs of the discontinued segment.

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

3.  Discontinued operations

On March 1, 1996 the Company completed the sale of substantially all of the net operating assets of its in-store marketing segment. The net assets were sold at book value in exchange for $5.0 million in cash and a long-term note receivable for $10.8 million. The long-term note was subsequently reserved in full and additional operating losses were incurred through the date of sale, resulting in total losses associated with the discontinued operation of approximately $8.2 million, net of tax, or $.33 per share for the nine months ended June 29, 1996.

4.  Long-term debt

During the second fiscal quarter ended March 30, 1996, the Company entered into a credit agreement (the "Agreement") with a syndicate of lenders led by Chase Manhattan Bank (National Association) as Administrative Agent. The credit was obtained to finance a special dividend payable March 5, 1996 (the "Special Dividend") and related recapitalization costs (See notes 5 & 6). Proceeds from borrowings were used to fund the Special Dividend. Any unutilized credits may be used to fund ongoing working capital and capital expenditure requirements.

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

The debt bears interest at either the London Interbank Offered Rate ("LIBOR") or at the bank's "base rate", whichever the Company chooses for each tranche due at various maturity dates, plus an "applicable margin" (based on certain financial ratios) ranging from 1.50% to 3.00% on the LIBOR rate and .25% to 1.75% on the base rate. Interest is payable quarterly or upon the maturity of the LIBOR contracts, whichever period is shorter. The interest rate at June 29, 1996 was 7.50% on the revolving line of credit and $65.0 million in term loans and 8.50% on the remaining balance.

The Company is required to maintain certain financial ratios under the Agreement. In addition, the Agreement also places restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt. The Company was in compliance with all applicable covenants as of June 29, 1996.

In connection with the Agreement, the Company is required to maintain Interest Rate Protection Agreements to protect itself against three month LIBOR rates exceeding 9% per annum as to a notional principal amount equal to $100 million. During the third quarter of 1996, the Company entered into two separate two year Interest Rate Collar Agreements to hedge notional amounts totaling $150 million. The cap rate ranges from 7.39% to 8.0% with the floor rate ranging from 5.0% to 5.5%, and the floating rate option at three month LIBOR.

The Company pays fees on the unused commitments at a rate of 3/8 of 1% or 1/2 of 1% depending on the Company's total leverage ratio as defined. As of June 29, 1996, $70.0 million of the revolver was unused.

Total maturities of long-term debt over the next five fiscal years and thereafter at June 29, 1996 are as follows (in thousands):

                   1996                    $      -
                   1997                       6,900
                   1998                       8,975
                   1999                      10,250
                   2000                      15,875
                   Thereafter               138,000
                                           --------
                   Total maturities        $180,000
                                           ========

The Company capitalized debt issue costs directly associated with the issuance of the Agreement totaling $5.5 million. These costs are included in other assets and are being amortized over the term of the debt agreement.

5.  Stockholders' Equity/(Deficiency)

On January 17, 1996 the Company announced the declaration of a Special Dividend of $10 per share of common stock to shareholders of record on February 20, 1996. The announcement was a result of the Company's initiative to explore strategic alternatives aimed at increasing shareholder value, which began at the end of fiscal 1995. Total shares outstanding as of the record date were approximately
24.0 million resulting in dividends of approximately $240 million, which were paid on March 5, 1996.

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

                                    ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. Except for the historical information stated herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are accompanied by cautionary factors which would cause the Company's actual results to differ materially from those in the forward looking statements. The cautionary factors presented should not be construed as exhaustive.

Results of Operations
- ---------------------

Revenues for the third quarter of fiscal 1996 decreased $11.0 million or 4.3% from the third quarter results of the prior year. Both price and volume decreases contributed to the revenue decline during the third quarter. The decrease in volume was reflective of the decline in pieces per package which dropped 3.4% to 7.77 pieces for the three months ended June 29, 1996. Price decreases were mainly attributable to the decline in shared mail product weights predominantly associated with the Company's larger preprint customers. Fiscal 1996 year to date revenues decreased slightly by 1.4% or $10.2 million to $734.2 million when compared to the same period of the prior year. Price increases due to the pass through of higher paper costs and the postal rate increase effective January 1, 1995 were more than offset by the volume declines and the previously mentioned product weight reductions. Pieces per package for the nine month period decreased from 7.99 to 7.71 pieces in mailings of 2,403.9 million packages versus 2,372.0 million packages over the comparable nine month period of the prior year.

Cost of sales as a percentage of revenues increased for both the quarter and the nine months ended June 29, 1996. Third quarter cost of sales as a percentage of revenue increased 2.2% to 77.4% and for year to date, the percentage increase was 3.3% to 78.4%. Both the three and nine month period increases were due to under utilized postage costs from both the pieces per package and piece weight
declines mentioned above.   In absolute terms, cost of sales decreased $2.7
million for the three months ended June 29, 1996 due to the decline in postage expense also associated with the decrease in product weights and the 3.4% decrease in pieces per package. On a year to date basis, cost of sales increased $16.4 million, or 2.9%, in absolute terms, over the comparable period of fiscal 1995. This increase was mainly attributable to increased distribution and print costs associated with the package volume and paper cost increases when compared to the same period of a year earlier.

As a percentage of revenue, selling expense, including the provision for bad debts, was consistent at 13.2% for both the three and nine month period ended June 29, 1996. During the same periods of the prior year, selling expense as a percentage of revenue was 12.7% and 12.9%, respectively, for the quarter and year to date. In absolute terms, selling expense remained relatively constant at $32.5 million for third quarter of fiscal 1996 versus $32.6 million for the comparable period of fiscal 1995. Year to date fiscal 1996 selling expense of $96.6 million increased $.7 million from $95.9 million when compared same period in fiscal 1995.

General and administrative costs, as a percentage of revenue, were 4.6% for the quarter ended June 29, 1996 versus 6.1% for the prior quarter ended June 24, 1995. For the nine month period, general and administrative costs decreased from 7.4% in fiscal 1995 to 5.5% in fiscal 1996. In absolute terms, general and administrative expenses also decreased for both the three and nine month periods ended June 29, 1996. For the third quarter, costs decreased $4.4 million or 28.1% and for the nine months ended, costs decreased $14.4 million or 26.0% when compared to the same periods of fiscal 1995. The significant decline in general and administrative costs reflects the Company's ongoing efforts to streamline and re-engineer its processes, including the elimination of approximately 480 employees since June of 1995, as well as the continuing cost control focus dictated by the Company's management.

In connection with the declaration of the Special Dividend, the Company recorded $12.1 million in nonrecurring charges during the second quarter of fiscal 1996. The Company made equitable adjustments to outstanding employee stock options as a result of the Special Dividend. These adjustments mandated the Company record noncash compensation expense of $8.8 million. Also included as nonrecurring charges were $3.3 million in legal and various other fees associated with the Special Dividend and the Company's exploration of its strategic alternatives related to enhancing shareholder value as announced by the Company in September 1995. These nonrecurring charges totaled $7.4 million on an after tax basis, or $.30 per share, for the nine months ended June 29, 1996.

During the quarter ended December 30, 1995 the Company recognized a $2.7 million pretax gain on the sale of its MidCoast Press operation, a commercial web offset printer. In the first quarter of the previous fiscal year the Company recognized a $2.2 million pretax gain on the sale of its 50% ownership in InfoBase Services, a data base joint venture with the Acxiom Corporation.

As a result of the aforementioned, the Company reported operating income of $11.7 for the third quarter of fiscal 1996, a $3.8 million decrease from the prior year's third quarter. Year to date operating income decreased $24.6 million to $11.8 million. Excluding the nonrecurring charges, operating income was $23.9 million for the nine month period in fiscal 1996.

The Company obtained credit facilities totaling $250.0 million during the second quarter of fiscal 1996. Interest expense and commitment fees related to the debt totaled $4.3 million and $5.6 million for the three and nine month periods ended June 29, 1996, respectively.

The effective income tax rate for the nine months ended June 29, 1996 and June 24, 1995 was approximately 39%. For the third quarter of fiscal 1996 and fiscal 1995, the effective income tax rate was approximately 40% and 39%, respectively.

Earnings per share from continuing operations for the three months ended June 29, 1996 was $.18 compared to $.41 for the third quarter of fiscal 1995. On a year to date basis, earnings per share was significantly impacted by the $12.1 million in nonrecurring charges incurred by the Company. Earnings per share from continuing operations for the fiscal 1996 nine month period was $.17
versus $1.00 for the comparable period of fiscal 1995.   The weighted average
shares, including common stock equivalents, related to fiscal 1995 for the three and nine months were both approximately 23 million shares. Weighted average common shares for the three and nine months ended June 29, 1996 were both approximately 25 million shares. The increase in weighted average common shares was due primarily to the option repricing related to the Special Dividend during the second quarter of fiscal 1996.

Financial Condition
- -------------------

Working Capital decreased $49.1 million to $9.8 million at June 29, 1996 from $58.9 at September 30, 1995. The decrease in working capital was mainly attributable to the liquidation of the available-for-sale securities in connection with the payment of the Special Dividend by the Company on March 5, 1996. The working capital ratio at June 29, 1996 was 1.11 compared to 1.61 at September 30, 1995.

On March 4, 1996, the Company entered into a credit agreement (the "Agreement") with a syndicate of lenders led by Chase Manhattan Bank (National Association) as Administrative Agent. The credit was obtained to finance the $10 per share Special Dividend and the related costs incurred by the Company to explore strategic alternatives aimed at increasing shareholder value. As a result, the Company incurred debt totaling $195.0 million and capitalized debt issue costs
totaling $5.5 million.   At June 29, 1996, there was $180.0 million of debt
outstanding, with $6.9 million of the balance classified as current. During July of 1996 the Company had subsequently reborrowed an additional $10 million on the revolving line of credit and has since repaid $5 million of the additional borrowing.

Total stockholders' equity decreased approximately $222.5 million from September 30, 1995 to a net deficiency of $92.1 million at June 29, 1996. The decrease was primarily the result of the $10 per share Special Dividend paid by the Company totaling approximately $240 million. Also contributing to the decrease was the year to date net loss of $3.9 million. Offsetting these decreases were $8.8 million of non-cash compensation expense due to the repricing of the stock options and mandatory exercise caused by the Special Dividend, $7.2 million from the exercise by Warburg Pincus Capital Partners, L.P. of their warrant to obtain
2.7 million shares of ADVO common stock, $2.4 million from employee option exercises, and $3.5 million from the tax benefit related to employee restricted stock vestings and option exercises.

Liquidity
- ---------

The company's main source of liquidity continues to be funds from operating activities. In addition, the Company has available credit commitments, which may be used to fund working capital. The net cash provided by continuing operating activities for the nine months ended June 29, 1996 increased approximately $1.9 million over the same period of the prior fiscal year. The overall increase from fiscal 1996 versus fiscal 1995 was mainly attributable to increased collection efforts resulting in better performance of trade receivables and customer advance balances. These items were offset by decreases in the Company's income from continuing operations, which resulted in lower current federal and state income taxes payable, along with lower incentive and sales compensation accruals.

Total cash and cash equivalents, including available-for-sale securities, decreased $45.6 million from $54.5 million at September 30, 1995 to $8.9 million at June 29, 1996. This decrease was mainly due to the liquidation of the available-for-sale securities. The proceeds generated from the liquidation along with cash on hand were utilized to partially fund the payment of the $240 million Special Dividend in March 1996. Proceeds of $195 million from borrowings in connection with the new credit agreement were the main source of funds for the dividend payment. Also contributing to the change in cash and cash equivalents were $11.1 in capital expenditures, which were primarily related to the purchase of lap top computers for the Company's sales force and the software development of new financial and operational systems. In addition, the items causing the change in stockholders' equity discussed in the financial condition section above also effected the change in cash and cash equivalents.

Forward Looking Statements
- --------------------------

In March 1996, the United States Postal Service (the "USPS") approved a postal rate reclassification reform to be implemented on July 1, 1996. The reform calls for a new Enhanced Carrier Route subclass for third-class mail, which may result in lower postal costs for efficient mailers like ADVO. The Company's management advises that any savings which may be realized from this reclassification are subject to any other future actions by the USPS which may not be known by the Company at this time, as well as other changes in the conditions of the business environment within which the Company operates.

                          Part II - Other Information


Item 5.  Other Information
         -----------------

         Subsequent to the quarter ended June 29, 1996, the Company announced the election of James Eskridge to its Board of Directors on July 31, 1996. Mr. Eskridge is replacing Richard H. Stowe, who retired from the Board. Total Board membership is now seven.

         Robert Kamerschen, Chairman of the Board and Chief Executive Officer of the Company , said Mr. Eskridge will bring the Company invaluable experience and expertise in the areas of general management and retail.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)   Exhibit Index
                                                               Sequential
          Exhibit No.    Exhibits                              Page Number
          -----------    --------                              -----------


          10             Executive Severance Agreement dated
                         May 1, 1996 between ADVO, Inc. and
                         Joseph P. Durrett.

          11             Statement re computation of per share
                         (loss) earnings.

          27             Financial Data Schedule



    (b)   Reports on Form 8-K
          -------------------

          A report on Form 8-K dated May 2, 1996 was filed by the Company during the quarter ended June 29, 1996. The Form reported under Item 5 thereof, that Joseph P. Durrett, the Company's President and Chief Operating Officer, was leaving the Company to pursue other interests. It also reported that Robert "Kam" Kamerschen, the Company's Chairman and Chief Executive Officer since 1988, had his contract extended by the Board of Directors for five years.



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



                                     ADVO, Inc.




Date: August 9, 1996                 By: /s/ ROBERT S. HIRST
      --------------                    -----------------------------
                                         Robert S. Hirst
                                         Vice President and Controller
                                         (Principal Accounting Officer)