Form 10-K
period 1996-09-28
ADVO INC
filed 1996-12-18
CIK 801622

                                   ADVO, Inc.


                                   Form 10-K


                               September 28, 1996

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

For the fiscal year ended September 28, 1996

                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________ to _________

Commission file number 1-11720

                                  ADVO, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 06-0885252
_____________________________________     _____________________________________
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

   One Univac Lane, P.O. Box 755,                      06095-0755
             Windsor, CT                  _____________________________________
_____________________________________                  (Zip Code)
   (Address of principal executive
              offices)

      Registrant's telephone number, including area code: (860) 285-6100

Securities registered pursuant to Section 12(b) of the Act:

               Common Stock and Rights, par value $.01 per share
                               (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                     NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the registrant at November 22, 1996 was $221,859,112. On that date, there were 24,260,666 outstanding shares of the registrant's common stock.

Documents Incorporated by Reference:

Portions of the 1996 Annual Report to Stockholders are incorporated by reference into Parts II and IV of this report.

Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   ADVO, INC.
                          INDEX TO REPORT ON FORM 10-K
                     FOR THE YEAR ENDED SEPTEMBER 28, 1996

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
  7.  Management's Discussion and Analysis of Financial Conditions and
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

  ADVO's principal executive offices are located at One Univac Lane, Windsor, Connecticut 06095.

  In fiscal year 1995, the Company announced its plan to sell its in-store marketing segment which provided marketing services to a wide range of manufacturers and marketers using proprietary operating systems. The sale of substantially all of the net assets of this segment was completed on March 1, 1996. For fiscal year 1995 and 1996 (and by restatement of prior periods), the Company is accounting for its in-store marketing segment as a discontinued operation in this Annual Report on Form 10-K. The discussion of the Company's business under Items 1 and 2 hereof includes only the Company's continuing operations.

PRODUCTS AND SERVICES

  ADVO's direct marketing products and services include shared mail and solo mail. ADVO also provides certain transportation and ancillary services in conjunction with its direct marketing programs.

SHARED MAIL

  In the Company's shared mail programs (Marriage Mail(R) and Mailbox Values(R)), the advertisements of several advertisers are combined in a single mail package.

  Shared mail packages are assembled by the Company for distribution by ZIP Code and, in most instances, each household within the ZIP Code will receive a mail package. Individual customers can choose a portion of the designated mailing area for their distributions, ranging from part of a ZIP Code to all ZIP Codes covered by the program. This flexibility enables major customers, such as retail store chains, to select areas serviced by their retail stores and, at the same time, distribute different versions of their advertisements to accommodate the needs of their individual stores. It also allows a smaller retailer to target only those ZIP Codes or portions of ZIP Codes needed to accommodate its customer base, thereby reducing overall advertising costs.

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

  ADVO Creative Services, Inc., based in Texas, is a wholly-owned subsidiary of the Company which specializes in the coordination and production of custom promotional magazines and circulars which, in most cases, are then distributed by the Company.

MAILING LIST

  ADVO's management believes its computerized mailing list is the largest residential/household mailing list in the country. It contains over 113 million delivery points (constituting nearly all of the households in the continental United States) and was used by the U.S. Census Bureau as a base for developing the mailing list for its 1990 census questionnaire mailings. The Company's management believes that the list is particularly valuable and that replication in its entirety by competitors would be extremely difficult and costly. The list enables the Company to target mailings to best serve its customers.

  ADVO's list is updated on a regular basis with information supplied by the USPS as follows. At least every three months, ADVO submits each address on its mailing list to the USPS. The USPS then provides to ADVO any changes to the addresses within the ZIP Code. Such changes include whether the address is still occupied, whether the addresses still exist at all (i.e., demolished buildings) and any new addresses included in the ZIP Code (i.e., new construction). The USPS also indicates to ADVO changes in the walk sequence order of addresses so that ADVO can qualify for the lowest possible postage rates. The USPS provides these updates for a fee, provided that the user's list is at least 90% accurate on a ZIP Code basis. ADVO believes its list is nearly 100% accurate.

CLIENT BASE

  Approximately 80% of the customers served by the Company throughout the United States are smaller retail or service businesses. The remainder include major food, drug or discount chains and manufacturing companies.

  Typically, the Company's customers are those businesses whose products and services are used by the general population. These businesses (supermarkets, fast food, drug stores, discount and department stores and consumer products manufacturers) require continuous advertising to a mass audience. No customer accounted for more than 5% of the Company's sales in fiscal 1996, 1995 or 1994.

OPERATIONS

  Customers' advertising circulars are processed by approximately 2,800 production employees who work at 20 mail processing facilities which are strategically located throughout the nation. State-of-the-art inserting machines (which combine the individual advertising pieces into the mailing packages), addressing and labeling, and quarter-folding equipment are the principal equipment used to process the Company's products and services. At two of the Company's production facilities, a new computerized mail sorter is being utilized and developed. The Company expects an increased rate of production for packages and greater flexibility and efficiency in targeting specific groups. In nearly all 20 of ADVO's mail processing facilities, the USPS accepts and verifies the Company's mail to help ensure rapid package acceptance and distribution, which benefits both the USPS and the Company. In most instances, the mail is then shipped by the Company to the destination office of the USPS for final delivery.

  In July 1996, the Company entered into a ten year agreement with Integrated Systems Solutions Corporation (d/b/a ISSC) to provide systems development and technical support to the Company. As a result of this outsourcing, ADVO's computer center moved from Hartford to ISSC's computer center located in Southbury, Connecticut. The Company's branches are on-line to this computer center which enables the day-to-day processing functions to be performed and provides corporate headquarters with management information. The systems include: order processing and production control, transportation/distribution, address list maintenance, market analysis, label printing and distribution, billing and financial systems, and carrier routing of addresses received from customer files and demographic analyses.

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

  ADVO's principal direct marketing competitors are other companies with residential lists or similar cooperative mailing programs. These companies have a significant presence in many of the Company's markets and represent serious competition to the Company's Marriage Mail programs in those markets.

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

RAW MATERIALS

  The Company manages the direct purchasing of approximately 48,000 tons of paper per year and another 10,000 tons through its printing network. ADVO has agreements with various paper suppliers and print vendors to assure the supply of proper paper grades at competitive prices.

  These purchases enable ADVO to purchase the paper necessary for its turnkey family products at favorable prices.

EMPLOYEES

  As of September 28, 1996, the Company had a total of approximately 4,800 full and part-time employees. ADVO also uses outside temporary employees, particularly during busy seasons.

  ADVO has one union contract, covering production employees in the Hartford, Connecticut branch. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

  ADVO does not own any real estate except for its corporate headquarters, which the Company purchased in fiscal year 1995. The corporate headquarters, located in Windsor, Connecticut, consist of two buildings totaling approximately 136,000 square feet. The Company leases 20 mail processing facilities and approximately 70 sales offices (which excludes the sales offices that are located in the mail processing facilities) throughout the United States. The Company believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained.

ITEM 3. LEGAL PROCEEDINGS

  ADVO is party to various lawsuits and regulatory proceedings which are incidental to its business and which the Company believes will not have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable

                     EXECUTIVE OFFICERS OF THE REGISTRANT

         NAME          AGE                POSITION WITH COMPANY
         ----          ---                ---------------------
Robert Kamerschen.....  60 Chairman and Chief Executive Officer
Gary M. Mulloy........  51 President and Chief Operating Officer
Lowell W. Robinson....  47 Executive Vice President and Chief Financial Officer
Rick Kurz.............  56 Senior Vice President
Myron L. Lubin........  56 Senior Vice President
Robert S. Hirst.......  50 Vice President and Controller

  Mr. Kamerschen has been the Chairman of the Board since January 1989. From November 1988 to February 1989, he was President of the Company and he has been Chief Executive Officer and a Director since November 1988. Mr. Kamerschen is also a Director of Micrografx, Inc., Domain, Inc. and Cognizant Corporation.

  Mr. Mulloy became President and Chief Operating Officer on November 4, 1996 and was elected to the Board of Directors on December 3, 1996. From 1990 to October 1996 he was President and Chief Executive Officer of Pilkington Barnes-Hind, Inc., a division of Pilkington Vision Care.

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

  Mr. Hirst became Vice President and Controller on April 16, 1990. He has held that position for the last six years.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  ADVO's 1996 Annual Report to Stockholders includes on page 37 under the caption "Quarterly Financial Data (Unaudited)" the reported high and low sales prices of ADVO's common stock for the past two fiscal years, and such information is incorporated herein by reference and made a part hereof (see
Exhibit 13).

  During fiscal 1996, the Company paid its regular first quarter dividend of $.025 per share of ADVO common stock payable to shareholders of record on December 27, 1995. On January 17, 1996 the Company announced the declaration of a special one time dividend (the "Special Dividend") of $10 per share of ADVO common stock to shareholders of record on February 20, 1996. The announcement was a result of the Company's initiative to explore strategic alternatives aimed at increasing shareholder value, which began at the end of fiscal 1995. In addition, the Board of Directors suspended the Company's regular quarterly dividend of $.025 per share of ADVO common stock after the declaration of the Special Dividend. The Special Dividend was funded through a credit agreement with a syndicate of lenders. This credit agreement subjects the Company to ratio and time restrictions regarding future cash dividends.

  The Company declared quarterly cash dividends of $.025 per share to holders of ADVO common stock during the fiscal year ended September 30, 1995 for total cash dividends of $.10 per share. During the fiscal year ended September 24, 1994, the Company declared cash dividends of $.02 per share in the first quarter and $.025 per share in the last three quarters for total cash dividends of $.095 per share for the 1994 fiscal year.

  The closing price as of November 22, 1996 of the Company's common stock, under the symbol AD, on the New York Stock Exchange as reported in The Wall Street Journal was $12 5/8 per share. The approximate number of holders of record of the common stock on November 22, 1996 was 850.

  During fiscal 1996, the Company engaged in no sales of its securities that were not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this item is included in ADVO's 1996 Annual Report to Stockholders on page 20 under the caption "Selected Financial Data" and is incorporated herein by reference and made a part hereof (see Exhibit
13).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is included in ADVO's 1996 Annual Report to Stockholders on pages 21 through 24 under the caption "Financial Report" and is incorporated herein by reference and made a part hereof (see
Exhibit 13).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  ADVO's consolidated financial statements, together with the Report of Independent Auditors thereon dated October 21, 1996, appearing on pages 25 through 38 of ADVO's 1996 Annual Report to Stockholders, are incorporated herein by reference and made a part hereof (see Exhibit 13).

  The selected quarterly information required by this item is included under the caption "Quarterly Financial Data (Unaudited)" on page 37 of ADVO's 1996 Annual Report to Stockholders and is incorporated herein by reference and made a part hereof (see Exhibit 13).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item, to the extent not included under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, appears on pages 4 and 5 of the Company's definitive proxy statement dated December 18, 1996 for the annual meeting of stockholders to be held on January 16, 1997 (the "Proxy Statement"), under the caption "Election of Directors", and on page 7 of the Proxy Statement under the subcaption "Section 16 Reports", and is incorporated herein by reference and made a part hereof.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is included under the caption "Executive Compensation" on pages 7 through 18 (except for those portions appearing under the subcaptions "Report of the Compensation Committee" and "Company Financial Performance"), and "Governance of the Company" on page 3 of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on page 2 and on page 6, respectively, of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is included under the caption "Related Party Transactions" on pages 18 and 19 of ADVO's Proxy Statement and in footnotes 1 and 2 under the caption "Security Ownership of Certain Beneficial Owners" on page 2 of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. See the Index to Financial Statements and Financial Statement Schedules on page F-1.

(2) Financial Statement Schedules. See the Index to Financial Statements and Financial Statement Schedules on page F-1.

(3)     Exhibits. The following is a list of the exhibits to this Report:

EXHIBIT NO.                 EXHIBIT                            WHERE LOCATED
-----------                 -------                            -------------
    3(a)     Restated Certificate of Incorporation Incorporated by reference to Exhibit
              of ADVO.                              3(a) to the Company's Form 10 filed
                                                    on September 15, 1986 (No. 1-11720).
    3(b)     Restated By-laws of ADVO.             Incorporated by reference to Exhibit
                                                    3(b) to the Company's Annual Report
                                                    on Form 10-K for the fiscal year
                                                    ended September 30, 1989.
    4(a)     Stockholder Protection Rights         Incorporated by reference to Exhibit
              Agreement, dated as of February 5,    4.1 of the Company's Form 8-K dated
              1993, between the Company and Mellon  February 5, 1993.
              Securities Trust Company, as Rights
              Agent, including Exhibit A and
              Exhibit B.
   10(a)     1986 Stock Option Plan of ADVO.*      Incorporated by reference to Exhibit
                                                    4.1 to the Company's Form S-8 filed
                                                    on July 16, 1987 (No. 33-15856).
   10(b)     1986 Employee Restricted Stock Plan   Incorporated by reference to Exhibit
              of ADVO, as amended. *                A to the Company's definitive Proxy
                                                    Statement for the annual meeting
                                                    held on January 24, 1991.
   10(c)     1988 Non-Qualified Stock Option Plan  Incorporated by reference to Exhibit
              and 1993 Stock Option Subplan of      A to the Company's definitive Proxy
              ADVO, as amended. *                   Statement for the annual meeting
                                                    held on January 18, 1996.
   10(d)     The ADVO Savings Continuation Plan,   Incorporated by reference to Exhibit
              effective January 1, 1988. *          10(n) to the Company's Annual Report
                                                    on Form 10-K for the fiscal year
                                                    ended September 24, 1988.
   10(e)     Executive Severance Agreement, dated  Incorporated by reference to Exhibit
              October 17, 1995 between ADVO and     10(k) to the Company's Annual Report
              Robert Kamerschen. *                  on Form 10-K for the fiscal year
                                                    ended September 30, 1995.
   10(f)     Executive Severance Agreements, dated Incorporated by reference to Exhibit
              October 17, 1995 between ADVO and     10(l) to the Company's Annual Report
              the executive officer named therein.  on Form 10-K for the fiscal year
              *                                     ended September 30, 1995.
   10(g)     Executive Severance Agreements, dated Incorporated by reference to Exhibit
              October 17, 1995 between ADVO and     10(m) to the Company's Annual Report
              the executive officer named therein.  on Form 10-K for the fiscal year
              *                                     ended September 30, 1995.
   10(h)     Executive Severance Agreement, dated  Incorporated by reference to Exhibit
              October 17, 1995 between ADVO and     10(n) to the Company's Annual Report
              Robert S. Hirst. *                    on Form 10-K for the fiscal year
                                                    ended September 30, 1995.

EXHIBIT NO.                 EXHIBIT                            WHERE LOCATED
-----------                 -------                            -------------
   10(i)     Executive Severance Agreement dated   Incorporated by reference to Exhibit
              April 3, 1996 between ADVO and Larry  10 to the Company's Quarterly Report
              G. Morris. *                          on Form 10-Q for the quarter ended
                                                    March 30, 1996.
   10(j)     Executive Severance Agreement dated   Incorporated by reference to Exhibit
              May 1, 1996 between ADVO and Joseph   10 to the Company's Quarterly Report
              P. Durrett. *                         on Form 10-Q for the quarter ended
                                                    June 29, 1996.
   10(k)     Employment Agreement, dated May 29,   Filed herewith.
              1996 between ADVO and Robert
              Kamerschen. *
   10(l)     Employment Agreement, dated November  Filed herewith.
              4, 1996 between ADVO and Gary M.
              Mulloy. *
   10(m)     Executive Severance Agreement dated   Filed herewith.
              November 4, 1996 between ADVO and
              Gary M. Mulloy. *
   10(n)     Credit Agreement dated March 4, 1996  Incorporated by reference to Exhibit
              between ADVO and a syndicate of       99.3 of the Company's Form 8-K dated
              lenders led by Chase Manhattan Bank   March 5, 1996.
              (National Association) as
              Administrative Agent.
   10(o)     Information Technology Agreement      Filed herewith.
              dated as of July 16, 1996 between
              ADVO and Integrated Systems
              Solutions Corporation (d/b/a ISSC).
   11        Computation of Per Share Earnings.    Filed herewith.
   13        1996 Annual Report to Stockholders.   Furnished herewith; however, such
                                                    report, except for those portions
                                                    thereof which are expressly
                                                    incorporated by reference into this
                                                    Annual Report on Form 10-K, is for
                                                    the information of the Commission
                                                    and is not deemed "filed".
   21        Subsidiaries of the Registrant.       Filed herewith.
   23        Consent of Independent Auditors.      Filed herewith.
   27        Financial Data Schedule.              Filed herewith.

--------
* Management contract or compensatory plan required to be filed as an exhibit pursuant to item 14(c) of this report.

  (b) Reports on Form 8-K.

  No report on Form 8-K was filed by the Company with respect to the quarter ended September 28, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

          December 18, 1996
Date: _______________________________     ADVO, Inc.

                                                         Robert S. Hirst /s/
                                          By: _________________________________
                                                         ROBERT S. HIRST
                                                         VICE PRESIDENT AND
                                                         CONTROLLER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY CONSTITUTES DAVID M. STIGLER AND ROBERT S. HIRST, AND EACH OF THEM SINGLY, SUCH PERSON'S TRUE AND LAWFUL ATTORNEYS, WITH FULL POWER TO THEM AND EACH OF THEM, TO SIGN FOR SUCH PERSON AND IN SUCH PERSON'S NAME AND CAPACITY AS INDICATED BELOW, ANY AND ALL AMENDMENTS TO THIS REPORT, HEREBY RATIFYING AND CONFIRMING SUCH PERSON'S SIGNATURE AS IT MAY BE SIGNED BY SAID ATTORNEYS TO ANY AND ALL AMENDMENTS.

        DATE                   SIGNATURE                       TITLE


  December 18, 1996   Robert Kamerschen /s/          Chairman, Chief Executive
                      ----------------------------    Officer and Director
                      ROBERT KAMERSCHEN               (Principal Executive
                                                      Officer)

  December 18, 1996   Gary M. Mulloy /s/             President, Chief
                      ----------------------------    Operating Officer and
                      GARY M. MULLOY                  Director

  December 18, 1996   Lowell W. Robinson /s/         Executive Vice President
                      ----------------------------    and Chief Financial
                      LOWELL W. ROBINSON              Officer (Principal
                                                      Financial Officer)

  December 18, 1996   Robert S. Hirst /s/            Vice President and
                      ----------------------------    Controller (Principal
                      ROBERT S. HIRST                 Accounting Officer)

  December 18, 1996   James A. Eskridge /s/          Director
                      ----------------------------
                      JAMES A. ESKRIDGE

  December 18, 1996   Jack W. Fritz /s/              Director
                      ----------------------------
                      JACK W. FRITZ

  December 18, 1996   Lawrence Lachman /s/           Director
                      ----------------------------
                      LAWRENCE LACHMAN

  December 18, 1996   Howard H. Newman /s/           Director
                      ----------------------------
                      HOWARD H. NEWMAN

  December 18, 1996   John R. Rockwell /s/           Director
                      ----------------------------
                      JOHN R. ROCKWELL

  December 18, 1996   John L. Vogelstein /s/         Director
                      ----------------------------
                      JOHN L. VOGELSTEIN

                                  ADVO, INC.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                           ----
Report of independent auditors...........................................    *
Consolidated statements of operations for the years ended September 28,
 1996, September 30, 1995 and September 24, 1994.........................    *
Consolidated balance sheets at September 28, 1996 and September 30, 1995.    *
Consolidated statements of cash flows for the years ended September 28,
 1996, September 30, 1995 and September 24, 1994.........................    *
Consolidated statements of changes in stockholders' equity/(deficiency)
 for the years ended September 28, 1996, September 30, 1995 and September
 24, 1994................................................................    *
Notes to consolidated financial statements...............................    *
Consolidated Schedules
  II-Valuation and Qualifying Accounts...................................  F-2

  All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.
--------
* Incorporated herein by reference from pages 25 to 38 of the ADVO, Inc. 1996 Annual Report to Stockholders.

                                   ADVO, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

        COLUMN A            COLUMN B         COLUMN C           COLUMN D         COLUMN E
        --------          ------------ ---------------------   ----------      -------------
                                             ADDITIONS
                                       ---------------------
                           BALANCE AT  CHARGED TO CHARGED TO   DEDUCTIONS
                          BEGINNING OF  COST AND    OTHER         FROM          BALANCE AT
      DESCRIPTION            PERIOD     EXPENSES   ACCOUNTS     RESERVES       END OF PERIOD
      -----------         ------------ ---------- ----------   ----------      -------------
Year ended September 24,
 1994:
  Allowances for sales
   adjustments..........    $ 2,887      $  --     $ 6,992(b)   $ 6,558           $ 3,321
  Allowances for
   doubtful accounts....      1,585       3,304        --         3,105(a)(c)       1,784
  Restructuring reserve.     25,750         --         --         8,641            17,109
  Accumulated
   amortization--
   Goodwill.............        642         331        --           270               703
  Accumulated
   amortization--
   Intangibles..........      2,790       1,477        --           280             3,987
                            -------      ------    -------      -------           -------
                            $33,654      $5,112    $ 6,992      $18,854           $26,904
                            =======      ======    =======      =======           =======
Year ended September 30,
 1995:
  Allowances for sales
   adjustments..........    $ 3,321      $  --     $ 5,758(b)   $ 6,953           $ 2,126
  Allowances for
   doubtful accounts....      1,784       2,953        --         3,445(a)(c)       1,292
  Restructuring reserve.     17,109         --         --         7,230             9,879
  Accumulated
   amortization--
   Goodwill.............        703         329        --           --              1,032
  Accumulated
   amortization--
   Intangibles..........      3,987       1,015        --           604             4,398
                            -------      ------    -------      -------           -------
                            $26,904      $4,297    $ 5,758      $18,232           $18,727
                            =======      ======    =======      =======           =======
Year ended September 28,
 1996:
  Allowances for sales
   adjustments..........    $ 2,126      $  --     $10,007(b)   $ 9,297           $ 2,836
  Allowances for
   doubtful accounts....      1,292       3,701        --         3,603(a)          1,390
  Restructuring reserve.      9,879         --         --         7,820             2,059
  Accumulated
   amortization--
   Goodwill.............      1,032         390        --           --              1,422
  Accumulated
   amortization--
   Intangibles..........      4,398         892        --           --              5,290
                            -------      ------    -------      -------           -------
                            $18,727      $4,983    $10,007      $20,720           $12,997
                            =======      ======    =======      =======           =======

--------
(a) Write off of uncollectible accounts, net of recoveries on accounts previously written off.
(b) Reduction of revenues.
(c) Reclassification of allowances related to discontinued operations.