Form 10-Q
period 1996-12-28
ADVO INC
filed 1997-02-10
CIK 801622

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 28, 1996
                               -----------------

                                      or

( )    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from  __________________ to _________________

Commission file number 1-11720
                       -------


                                  ADVO, Inc.
                 --------------------------------------------
            (Exact name of registrant as specified in its charter)



         Delaware                                      06-0885252
-------------------------                        ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


One Univac Lane, P.O. Box 755, Windsor, CT             06095-0755
------------------------------------------       ---------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number including area code:      (860) 285-6100
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

    As of January 25, 1997 there were 24,310,113 shares of common stock outstanding.

                                  ADVO, Inc.
                           Index to Quarterly Report
                                 on Form 10-Q

                        Quarter Ended December 28, 1996



                      Part I - Financial Information                  Page
                      ------------------------------                  ----


Item 1.  Financial Statements (Unaudited).

         Consolidated balance sheets -
             December 28, 1996 and September 28, 1996.                  2

         Consolidated statements of operations -
             Three months ended December 28, 1996
             and December 30, 1995.                                     3

         Consolidated statements of cash flows -
             Three months ended December 28, 1996
             and December 30, 1995.                                     4

         Notes to consolidated financial statements.                    5

Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations.                                                6


                   Part II - Other Information
                   ---------------------------


Item 4.   Submission of Matters to a Vote of
             Security Holders.                                          8

Item 6.   Exhibits and Reports on Form 8-K.                             8

Signatures                                                              9

                                  ADVO, Inc.
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)

                                                  December 28,   September 28,
ASSETS                                                 1996           1996
                                                  ------------   -------------
Current assets:
  Cash and cash equivalents (1)                   $   5,117        $  13,303
  Accounts receivable, net                           65,265           62,668
  Inventories                                         5,721            7,518
  Prepaid expenses and other current assets           3,759            4,512
  Deferred income taxes                              16,774           15,839
                                                   --------        ---------
    Total current assets                             96,636          103,840

Property, plant and equipment                       147,953          142,029
Less accumulated depreciation and amortization      (81,462)         (77,854)
                                                  ---------        ---------
  Net property, plant and equipment                  66,491           64,175
Other assets                                         18,077           17,111
                                                   --------        ---------

  TOTAL ASSETS                                    $ 181,204        $ 185,126
                                                  =========        =========

LIABILITIES
Current liabilities:
  Current portion of long-term debt               $   7,003        $   7,225
  Accounts payable                                   28,321           37,868
  Accrued compensation and benefits                  20,525           22,892
  Other current liabilities                          35,633           32,094
                                                  ---------        ---------
     Total current liabilities                       91,482          100,079

Long-term debt                                      157,230          161,125
Deferred income taxes                                 7,263            6,618
Other liabilities                                     2,565            2,509

STOCKHOLDERS' DEFICIENCY
Series A Convertible preferred stock,
  $.01 par value (Authorized 5,000,000
  shares, none issued)                                   --               --
Common stock, $.01 par value (Authorized
  40,000,000 shares, issued 28,093,450
  and 27,900,756 shares, respectively)                  281              279
Additional paid-in capital                          162,023          160,704
Accumulated deficit                                (175,728)        (181,914)
                                                  ---------        ---------
                                                    (13,424)         (20,931)
Less common stock held in
  treasury, at cost                                 (63,912)         (64,274)
                                                  ---------        ---------
Total stockholders' deficiency                      (77,336)         (85,205)
                                                  ---------        ---------

  TOTAL LIABILITIES & STOCKHOLDERS'
          DEFICIENCY                              $ 181,204        $ 185,126
                                                  =========        =========

(1) Includes cash and cash equivalents invested with related party of $5,262,000 at December 28, 1996 and $5,362,000 at September 28, 1996.

                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)

                                                   Three months ended
                                              -----------------------------
                                              December 28,     December 30,
                                                  1996             1995
                                              ------------     ------------
Revenues                                       $  255,131       $ 256,512
Costs and expenses:
  Cost of sales                                   192,338         199,959
  Selling, general and
   administrative                                  47,983          47,069
  Gain on sale of business line                        --          (2,687)
  Provision for bad debts                             807           1,202
                                                 --------        --------
Operating income                                   14,003          10,969

Interest expense                                    3,863              --
Interest income-Related Party                         127             516
Interest income-Other                                  20              11
Other expense                                         152             118
                                                 --------        --------
Income before income taxes                         10,135          11,378

Provision for income taxes                          3,953           4,360
                                                 --------        --------
Income from continuing operations                   6,182           7,018
Discontinued operations:
  Estimated loss on disposal of
  discontinued operations, net of tax                  --            (981)
                                                 --------        --------

Net Income                                       $  6,182        $  6,037
                                                 ========        ========


Earnings from continuing operations              $    .25        $    .29
Discontinued operations:
 Estimated loss on disposal, net of tax                --            (.04)
                                                 --------        --------
Earnings per share                                   $.25        $    .25
                                                 ========        ========

Cash dividends declared per share                $     --        $   .025

Weighted average common and
 common equivalent shares                          24,590          23,856



                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                   Three months ended
                                              -------------------------
                                              December 28,     December 30,
                                                 1996             1995
                                              -------------    -----------

Net cash provided by continuing
 operating activities                         $       325     $     1,287


Cash flows from continuing
 investing activities:
  Acquisition of property, plant and
   equipment                                       (6,012)         (4,246)
 Proceeds from disposals of property
  and equipment                                         1               5
 Proceeds from sale of business line                   --             742
 Sales and maturities of
  available-for-sale securities                        --          39,539
 Purchases of available-for-sale securities            --         (42,717)
                                              -----------      ----------

Net cash used by continuing investing
 activities                                        (6,011)         (6,677)

Cash flows from continuing financing activities:
 Revolving line of credit - net                     8,000              --
 Payments of long-term borrowings                 (12,117)             --
 Tax effect - vesting of restricted
   stock/options exercised                             37             168
 Proceeds from exercise of stock options            1,721             361
 Purchase of common stock for treasury               (144)           (231)
 Other                                                  3              --
 Cash dividends paid                                   --            (521)
                                              -----------      ----------

Net cash used by continuing financing
 activities                                        (2,500)           (223)
                                              -----------      ----------

Net cash used by discontinued operations               --          (1,904)
                                              -----------      ----------

Decrease in cash and cash equivalents              (8,186)         (7,517)

Cash and cash equivalents at beginning of
 period                                            13,303          23,849
                                              -----------      ----------

Cash and cash equivalents at end of period    $     5,117      $   16,332
                                              ===========      ==========


 Excluded from the consolidated statements of cash flows was the effect of a certain noncash activity in which the Company received a note for $3.5 million in conjunction with the sale of MidCoast Press during the first quarter of fiscal 1996.


                            See Accompanying Notes.

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 28, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 28, 1996.
Certain reclassifications have been made in the fiscal 1996 financial statements to conform with the fiscal 1997 presentation.

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


RESULTS OF OPERATIONS
---------------------

Revenues for the first quarter of fiscal 1997 remained constant with the fiscal 1996 first quarter results, slightly decreasing by 0.5%. Adjusting for the sale of MidCoast Press, which took place in the first quarter of fiscal 1996, the exit of a second in-home date program in two of the Company's larger markets and underperforming products, revenue would have increased 7%. Increased volume growth was more than offset by a shift in product mix and weight, associated with the Company's large Preprint customers, resulting in an overall decline in revenues. The volume growth was illustrated by the 8.9% increase in total pieces per package from 7.77 in fiscal 1996 to 8.46 in fiscal 1997. Total packages mailed decreased 4.3% to 765.3 million, mainly due to the discontinuation of a second in-home date program in two of the Company's larger markets and pruning of unprofitable markets.


Cost of sales as a percentage of revenues decreased from 78.0% in the first quarter of fiscal 1996 to 75.4% in the first quarter of fiscal 1997. In terms of dollars, cost of sales decreased $7.6 million or 3.8% due to decreases in postage costs and, to a lesser extent, print and paper costs. Postage costs were favorably impacted by the postage reclassification implemented by the United States Postal Service in July 1996 and the decline in product weights. These declines were partially offset by the increases in production costs and additional postage expense associated with the volume growth, particularly with the Company's Preprint customers. Print and paper expenses decreased as a result of lower turnkey volume as well as lower paper prices.

Selling expense, including the provision for bad debts, as a percentage of revenue increased to 13.7% during the first three months of fiscal 1997 as compared to 12.4% for the same period of the prior fiscal year. The increase in selling expense was a result of the realignment of the sales organization associated with the Company's re-engineering efforts during fiscal 1996.

General and administrative costs decreased $2.7 million or 16.2% as compared to the same period of the prior year. The decline can be attributed to the Company's re-engineering program which reduced headcount and realigned its administrative functions.

Operating income for the quarter ended December 28, 1996 increased 27.7% over the prior year to $14.0 million, as a result of the aforementioned. Adjusting for the $2.7 million pretax gain related to the sale of MidCoast Press during the first quarter of the prior fiscal year, operating income would have increased $5.7 million or 69.1%.

The Company obtained credit facilities totaling $250 million in connection with the payment of a special $10 per share dividend (the "Special Dividend") during the second quarter of fiscal 1996. Interest expense relating to the credit facilities totaled $3.9 million during the first quarter of fiscal 1997. Interest income in fiscal 1996 related to available-for-sale securities which were subsequently sold at the time of the Special Dividend payment.

The effective income tax rate for the three months ended December 28, 1996 and December 30, 1995 was approximately 39%.

FINANCIAL CONDITION
-------------------

Working capital increased $1.4 million to $5.2 million at December 28, 1996 from $3.8 million at September 28, 1996. The increase in working capital from September 28, 1996 was mainly attributable to the decrease in accounts payable which was primarily due to the timing of vendor payments. Partially offsetting this decrease was the decline of $8.2 million in cash and cash equivalents.
The working capital ratio improved to 1.06 at December 28, 1996 from 1.04 at September 28, 1996.

Total stockholders' deficiency decreased $7.9 million to a net deficiency of $77.3 million at December 28, 1996. The decrease was primarily a result of the Company's operating results for the first quarter of fiscal 1997.


LIQUIDITY
---------

The Company's main source of liquidity continues to be funds from operating activities. In addition, the Company has available unused credit commitments of $72 million which may be used to fund working capital. The net cash provided by operating activities for the three months ended December 28, 1996, decreased approximately $1 million over the same period of the prior fiscal year. Decreases in accounts payable due to the timing of vendor payments accounted for the majority of the decrease.

The Company experienced a $8.2 million decrease in cash and cash equivalents during the first quarter of fiscal 1997 compared to a decrease $7.5 million during the first quarter fiscal 1996. The decrease in the current year reflected net debt repayments of approximately $4.0 million and purchases of $6.0 million for capital expenditures relating to the continued roll out of laptop computers for the Company's sales force and payments related to software development. These decreases were offset by proceeds of $1.7 million from the exercise of stock options.


FINANCING ARRANGEMENTS
----------------------

The Company maintains a credit agreement which provides for total credit facilities of $250 million, consisting of $155 million in term loans and a $95 million reducing revolving line of credit. At December 28, 1996 there was $164.2 million of debt outstanding, with $7.0 million classified as current. The Company anticipates it will be able to meet its long-term debt obligations through funds generated from operations. During January of 1997, the Company reborrowed an additional $8.0 million under the revolving line of credit.

Under the terms of the credit agreement, the Company is required to maintain certain financial ratios. In addition, the credit agreement also places restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt. The Company was in compliance with all applicable covenants as of December 28, 1996.


FORWARD LOOKING STATEMENTS
--------------------------

The forward looking statements contained in this filing are subject to many uncertainties in the Company's operations and business environment. Examples of such uncertainties include changes in customer demand, postal and paper prices, the realization of benefits associated with the Company's reengineering initiative, the impact of the recent postal reclassification; and other general economic factors.

                          Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the 1997 Annual Meeting of Stockholders of ADVO, Inc. (the "Company"), held on January 16, 1997, the following matters were submitted to a vote of the stockholders.

1. The election of nine Directors to serve until the Annual Meeting of Stockholders in 1998.

2. The approval of an amendment to the 1986 Employee Restricted Stock Plan, as amended.

3. The approval of an amendment to the 1988 Non-Qualified Stock Option Plan and the 1993 Stock Option Subplan, as amended.

4. The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 27, 1997.

Each of the four proposals were approved by the stockholders in their entirety. For a list of the directors elected and the votes cast for and against each of the proposals reference is made to exhibit No. 22, Report of Inspector of Election for ADVO, Inc. Common Stock, attached hereto.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibit Index

         Exhibit No.                Exhibits
         -----------                --------

            11                      Statement re computation of per share
                                    earnings.

            22                      Report of Inspector of Election for
                                    ADVO, Inc. Common Stock.

            27                      Financial Data Schedule.



    (b)  Reports on Form 8-K
         -------------------

         No report on Form 8-K was filed by the Company with respect to the quarter ended December 28, 1996.



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



                                        ADVO, Inc.




Date: February 10, 1997                 By: /s/ ROBERT S. HIRST
      -----------------                     --------------------------
                                          Robert S. Hirst
                                          Vice President and Controller
                                          (Principal Accounting Officer)