Form 10-Q
period 1997-03-29
ADVO INC
filed 1997-05-12
CIK 801622

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 1997
                               --------------

                                      or

( )    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from  ___________ to ___________

Commission file number 1-11720
                       -------


                                  ADVO, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



         Delaware                                                06-0885252
 -------------------------------                           ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


One Univac Lane, P.O. Box 755, Windsor, CT                       06095-0755
------------------------------------------                 ---------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number including area code: (860) 285-6100
                                                  ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No _____
    -----

    As of April 26, 1997 there were 24,458,571 shares of common stock outstanding.

                                  ADVO, Inc.
                           Index to Quarterly Report
                                 on Form 10-Q

                         Quarter Ended March 29, 1997

                      Part I - Financial Information                   Page
                      ------------------------------                   ----
Item 1.  Financial Statements (Unaudited).

         Consolidated balance sheets -
              March 29, 1997 and September 28, 1996.                     2

         Consolidated statements of operations -
              Six months and three months ended
              March 29, 1997 and March 30, 1996.                         3

         Consolidated statements of cash flows -
              Six  months ended March 29, 1997
              and March 30, 1996.                                        4

         Notes to consolidated financial statements.                     5

Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                                6
                          Part II - Other Information
                          ---------------------------
Item 5.  Other Information                                               9

Item 6.  Exhibits and Reports on Form 8-K.                               9

Signatures                                                              10

                                  ADVO, Inc.
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)

                                                           March 29,           September 28,
ASSETS                                                        1997                  1996
                                                          -----------          --------------
Current assets:
     Cash and cash equivalents (1)                        $  10,718              $  13,303
     Accounts receivable, net                                64,435                 62,668
     Inventories                                              6,883                  7,518
     Prepaid expenses and other current assets                3,704                  4,512
     Deferred income taxes                                   15,987                 15,839
                                                          ---------              ---------
        Total current assets                                101,727                103,840

Property, plant and equipment                               153,862                142,029
Less accumulated depreciation and amortization              (83,752)               (77,854)
  Net property, plant and equipment                          70,110                 64,175
Other assets                                                 16,698                 17,111
                                                          ---------              ---------

  TOTAL ASSETS                                            $ 188,535              $ 185,126
                                                          =========              =========

LIABILITIES
Current liabilities:
     Current portion of long-term debt                    $   7,623              $   7,225
     Accounts payable                                        35,579                 37,868
     Accrued compensation and benefits                       23,882                 22,892
     Other current liabilities                               36,036                 32,094
                                                          ---------              ---------
        Total current liabilities                           103,120                100,079

Long-term debt                                              150,797                161,125
Deferred income taxes                                         7,104                  6,618
Other liabilities                                             2,584                  2,509

STOCKHOLDERS' DEFICIENCY
Series A Convertible preferred stock,
    $.01 par value (Authorized 5,000,000
    shares, none issued)                                         --                     --
Common stock, $.01 par value (Authorized
    40,000,000 shares, issued 28,306,092
    and 27,900,756 shares, respectively)                        283                    279
Additional paid-in capital                                  162,531                160,704
Accumulated deficit                                        (173,130)              (181,914)
                                                          ---------              ---------
                                                            (10,316)               (20,931)
Less common stock held in
    treasury, at cost                                       (64,754)               (64,274)
                                                          ---------              ---------
Total stockholders' deficiency                              (75,070)               (85,205)
                                                          ---------              ---------

  TOTAL LIABILITIES & STOCKHOLDERS'
          DEFICIENCY                                      $ 188,535              $ 185,126
                                                          =========              =========

(1) Includes cash and cash equivalents invested with related party of $1,012,000 at March 29, 1997 and $5,362,000 at September 28, 1996.

                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)

                                                      Six months ended                    Three months ended
                                                   ----------------------              ------------------------

                                                  March 29,        March 30,             March 29,      March 30,
                                                     1997             1996                  1997           1996
                                                  ---------        ---------             ---------      ---------
Revenues                                          $497,625          $488,523              $242,494       $232,010
Costs and expenses:
  Cost of sales                                    376,612           385,317               184,275        185,358
  Selling, general and
   administrative                                   97,370            91,243                49,386         44,175
  Nonrecurring charges                                  --            12,082                    --         12,082
  Provision for bad debts                            1,682             2,420                   875          1,217
  Gain on sale of business line                         --            (2,687)                   --             --
                                                  --------          --------              --------       --------
Operating income (loss)                             21,961               148                 7,958        (10,822)

Interest expense                                     7,580             1,354                 3,717          1,354
Interest income-Related Party                          239               960                   112            444
Interest income-Other                                   98                50                    78             40
Other expense                                          324               239                   172            121
                                                  --------          --------              --------       --------
Income (loss) before income taxes                   14,394              (435)                4,259        (11,813)

Provision (benefit) for income taxes                 5,614              (297)                1,661         (4,657)
                                                  --------          --------              --------       --------
Income (loss) from continuing operations             8,780              (138)                2,598         (7,156)
Loss on disposal of discontinued
   operations, net of tax                               --            (8,199)                   --         (7,218)
                                                  --------          --------              --------       --------

Net income (loss)                                 $  8,780          $ (8,337)             $  2,598       $(14,374)
                                                  ========          ========              ========       ========

Earnings (loss) from continuing                   $    .36          $   (.01)             $    .11       $   (.32)
   operations
Loss on disposal of discontinued
   operations, net of tax                               --              (.38)                   --           (.32)
                                                  --------          --------              --------       --------
Earnings (loss) per share                         $    .36          $   (.39)                 $.11       $   (.64)
                                                  ========          ========              ========       ========

Cash dividends declared per share                 $     --          $ 10.025              $     --       $ 10.000

Weighted average common and
 common equivalent shares                           24,617            21,570                24,641         22,368

                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                                            Six months ended
                                                                 ------------------------------------
                                                                   March 29,                March 30,
                                                                     1997                     1996
                                                                 ------------              ----------
Net cash provided (used) by continuing operating activities      $   20,015                $  (2,166)

Cash flows from continuing investing activities:
  Acquisition of property, plant and equipment                      (13,884)                  (7,786)
  Proceeds from disposals of property and equipment                      14                        5
  Proceeds from sale of business line                                    --                      742
  Sales and maturities of available-for-sale
   securities                                                            --                   80,482
  Purchases of available-for-sale securities                             --                  (49,604)
                                                                 ----------                ---------

Net cash (used) provided by continuing investing activities         (13,870)                  23,839

Cash flows from continuing financing activities:
  Proceeds from long-term borrowings - term loans                        --                  155,000
  Payments on long-term borrowings - term loans                     (13,930)                      --
  Revolving line of credit - net                                      4,000                   30,000
  Tax effect - employee stock plans                                     249                    3,717
  Proceeds from the exercise of warrants                                 --                    7,200
  Proceeds from exercise of stock options                             1,934                    2,021
  Purchases of common stock for treasury                               (986)                    (740)
  Other                                                                   3                        5
  Cash dividends paid                                                    --                 (240,613)
                                                                 ----------                ---------

Net cash used by continuing financing activities                     (8,730)                 (43,410)
                                                                 ----------                ---------

Net cash provided by discontinued operations                             --                    5,648
                                                                 ----------                ---------

Decrease in cash and cash equivalents                                (2,585)                 (16,089)

Cash and cash equivalents at beginning of period                     13,303                   23,849
                                                                 ----------                ---------

Cash and cash equivalents at end of period                       $   10,718                $   7,760
                                                                 ==========                =========

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

                            See Accompanying Notes.

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 29, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 28, 1996. Certain reclassifications have been made in the fiscal 1996 financial statements to conform with the fiscal 1997 presentation.

2. FINANCING ARRANGEMENTS

Included as long-term debt at September 28, 1996 was approximately $11 million in excess cash flow payments, as defined by the credit agreement. During the first quarter of fiscal 1997, this amount was paid and applied toward the term loans. The Company paid these funds through use of available revolving line of credit commitments which had been classified as long-term at September 28, 1996.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Statement establishes standards for computing and presenting earnings per share ("EPS"). This Statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. The statement requires the presentation of basic and diluted EPS. Basic EPS excludes common stock equivalents, such as stock options, and is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents, such as stock options, were exercised. The Company will adopt this Statement in the first quarter of fiscal 1998 and expects that there will not be a material dilution to the Company's earnings per share as a result of the adoption, based on the current market price of the stock and the number of outstanding common stock equivalents. If the market price and\or the number of common stock equivalents were to increase, the diluted EPS could be significantly impacted.

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. Except for the historical information stated herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are accompanied by cautionary factors which could cause the Company's actual results to differ materially from those in the forward looking statements. The cautionary factors presented should not be construed as exhaustive.

RESULTS OF OPERATIONS
---------------------

Revenues for the second quarter of fiscal 1997 increased $10.5 million or 4.5% from the second quarter of the prior year. Normalizing for the strategic decision to eliminate the Company's second in-home date programs in Texas, revenues would have increased 6.3%. Volume gains, offset to a degree by declines in product weights, contributed to the revenue increase for the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. The increase in volume was reflective of the substantial growth in pieces per package which rose 9.8% to 8.32 pieces for the three months ended March 29, 1997.

Fiscal 1997 year to date revenues increased 1.9% or $9.1 million to $497.6
million when compared to the same period of the prior year.   Year to date
volume gains were offset by shifts in product mix and weights. The year to date gains were primarily reflective of the 9.4% increase in pieces per package to
8.39 pieces. These gains were offset by the decline in product weights associated with the Company's preprint customers, coupled with the Company's strategic exit of the second in-home date programs in Texas. Adjusting for the sale of MidCoast Press, which took place in the first quarter of fiscal 1996, the exit of the Company's second in-home date programs, as well as unprofitable client segments, revenues would have increased 4.7%. Total packages mailed decreased 3.4% to 1,547.4 million, mainly due to the discontinuation of the second in-home date program and the closing of unprofitable markets.

As a percentage of revenues, cost of sales decreased 3.9% to 76.0% for the three month period ended March 29, 1997 and 3.2% to 75.7% for the first six months of fiscal 1997 when compared to the prior periods of fiscal 1996. In absolute terms, cost of sales decreased $1.1 million and $8.7 million, respectively, for the current quarter and year to date period over the comparable periods of the prior year. Postage costs and, to a lesser extent, print and paper costs contributed to the decline in cost of sales for both the three and six month
periods.   The postal reclassification implemented by the United States Postal
Service in July 1996 and the decline in preprint product weights contributed to the decrease in postage costs. Offsetting these decreases were postage costs associated with the volume growth, as demonstrated by the 6.9% increase in total shared mail pieces distributed to approximately 6.5 billion pieces for the second quarter of fiscal 1997 and the 5.6% increase to approximately 13.0 billion pieces experienced on a year to date basis. Print and paper costs decreased as a result of lower paper prices as well as lower turnkey volume.

Selling expense, including the provision for bad debts, as a percentage of revenue remained constant at approximately 13.9% for the second quarters of both fiscal 1997 and fiscal 1996 and increased slightly from 13.1% to 13.8% of revenues for the six months ended March 29, 1997 when compared to the six months ended March 30, 1996. In terms of dollars, selling expense increased $1.5 million and $4.7 million, respectively, for the three and six month periods when compared to the same periods of the prior year. The realignment of the sales organization associated with the Company's re-engineering efforts during fiscal 1996 resulted in the increased selling expense during the current year.

General and administrative costs, as a percentage of revenue, were 6.8% for the quarter ended March 29, 1997 versus 5.6% of revenue for the comparable period of the prior year. In absolute terms, general and administrative cost increased $3.4 million to $16.4 million when compared to the same period in the previous fiscal year. The continued cost saving associated with the Company's re-engineering efforts were offset by increases in severance and other compensation related expenses. Year to date, fiscal 1997 costs compared to fiscal 1996 costs increased $0.7 million in absolute terms and remained constant at approximately 6.0% of revenues.

In the prior year, the Company obtained credit facilities totaling $250 million as a result of the payment of a special $10 per share dividend (the "Special Dividend"). In connection with the declaration of the Special Dividend, the Company recorded $12.1 million in nonrecurring charges in the second quarter of fiscal 1996. These charges were comprised of $8.8 million in noncash compensation expense, as a result of equitable adjustments to outstanding employee stock options, and $3.3 million in legal and various other fees associated with the Special Dividend and the Company's exploration of its strategic alternatives related to enhancing shareholder value.

As a result of the aforementioned, operating income increased $18.8 million to $8.0 million for the three months ended March 29, 1997 and increased $21.8 million to $22.0 million for the first six months of fiscal 1997 from the comparable periods in the prior year. Adjusting for the $2.7 million pretax gain related to the sale of MidCoast Press during the first quarter of the prior year and the $12.1 million in non-recurring charges during the second quarter of the prior year, operating income would have increased $12.4 million on a year to date basis.

Interest expense relating to the credit facilities, obtained during the second quarter of fiscal 1996, totaled $3.7 million and $7.6 million, respectively, for the three and six month periods ended March 29, 1997. In the prior year, at the onset of the credit facilities, interest expense total $1.4 million for both the quarter and year to date.

Interest income in fiscal 1996 related to available-for-sale securities which were subsequently sold at the time of the Special Dividend payment.

The effective income tax rate from continuing operations for the three months ended March 29, 1997 and March 30, 1996 was approximately 39% , resulting in a tax provision in 1997 and a tax benefit in 1996. The effective rate for the first half of fiscal 1997 was approximately 39%. For the same period in the prior year the effective tax rate was 68% due to the significant losses caused by the nonrecurring charges.

Earnings per share from continuing operations for fiscal 1997 three and six month periods were $.11 and $.36, respectively. Losses per share for the comparable periods in fiscal 1996 were $.32 and $.01, respectively, and were a result of the loss incurred by the Company due to the $12.1 million in nonrecurring charges. Common share equivalents were excluded from the fiscal 1996 weighted average shares since their effect was anti-dilutive.


FINANCIAL CONDITION
-------------------

The working capital ratio declined slightly to approximately .99 at March 29, 1997 from 1.04 at September 28, 1996. Current liabilities increased approximately $3.0 million related primarily to increases in federal and state taxes payable associated with the Company's improved year to date earnings. These liability increases, coupled with a $2.1 million decrease in current assets, mainly attributable to a decline in cash, caused the decline in working capital.

Total stockholders' deficiency decreased $10.1 million to a net deficiency of $75.1 million as of March 29, 1997. The decrease was mainly the result of the fiscal 1997 year to date net income of $8.8 million.

LIQUIDITY
---------

The Company relies on funds generated from continuing operations to support ongoing operating activities. In addition, the Company has $76.0 million in available credit commitments which may be used to fund working capital. Cash flows provided by continuing operating activities increased $22.2 million for the six month period ended March 29, 1997 as compared to the same period of the prior year. Improved current year earnings and related tax accruals accounted for a majority of the improvement.

Cash provided by operating activities of $20.0 million was offset by cash outlays associated with investing and financing activities resulting in an overall decrease in cash and cash equivalents of $2.6 million. These decreases were the result of capital expenditures totaling $13.9 million for the continued roll out of laptop computers to the Company's sales force and the development of financial and operational software, in addition to $9.9 million in debt repayments, net of reborrowings.

FINANCING ARRANGEMENTS
----------------------

During March of 1996 the Company entered into a credit agreement which provided for total credit facilities of $250 million, consisting of $155 million in term loans and a $95 million reducing revolving line of credit. At March 29, 1997 there was $158.4 million of debt outstanding, with $7.6 million classified as current. The Company anticipates it will be able to meet its long-term debt obligations through funds generated from operations. During April of 1997, the Company had additional net borrowings of $5.0 million under the revolving line of credit.

Under the terms of the credit agreement, the Company is required to maintain certain financial ratios. In addition, the credit agreement also places restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt. The Company was in compliance with all applicable covenants as of March 29, 1997.


FORWARD LOOKING STATEMENTS
--------------------------

The forward looking statements contained in this filing are subject to many uncertainties in the Company's operations and business environment. Examples of such uncertainties include changes in customer demand, postal and paper prices, the realization of benefits associated with the Company's reengineering initiative, the impact of the recent postal reclassification, and other general economic factors.

                          PART II - OTHER INFORMATION



Item 5.   Other Information
          -----------------

On April 29, 1997 the Board of Directors of ADVO, Inc. approved the purchase by the Company of up to 2 million shares of the Company's common stock. The purchase will be made from time to time within the next 12 months at prevailing market prices, either in the open market, in private transactions, or otherwise, for corporate purposes.

Robert Kamerschen, Chairman and Chief Executive Officer of the Company, said that ADVO is undertaking the program because the Company believes that its stock is undervalued at current market prices and thus is a good investment. He also said that the Company has no specific plans regarding the use of the shares to be purchased.


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

             27               Financial Data Schedule.



     (b)  Reports on Form 8-K
          -------------------

          No report on Form 8-K was filed by the Company with respect to the quarter ended March 29, 1997.



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



                                        ADVO, Inc.




Date: May 9, 1997                       By: /s/ ROBERT S. HIRST
      -----------                           ----------------------------
                                           Robert S. Hirst
                                           Vice President and Controller
                                           (Principal Accounting Officer)