Form 10-Q
period 1997-06-28
ADVO INC
filed 1997-08-11
CIK 801622

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 1997
                               -------------

                                      or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  __________________ to _________________

Commission file number 1-11720
                       -------


                                  ADVO, Inc.
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)



       Delaware                                                  06-0885252
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


One Univac Lane, P.O. Box 755, Windsor, CT                       06095-0755
------------------------------------------                   ------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number including area code:  (860) 285-6100
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No _____
    -----

     As of July 26 , 1997 there were 24,323,213 shares of common stock outstanding.

                                  ADVO, Inc.
                           Index to Quarterly Report
                                 on Form 10-Q

                          Quarter Ended June 28, 1997

                                                                Page
                                                                ----
              Part I - Financial Information
              ------------------------------

Item 1.   Financial Statements (Unaudited).

          Consolidated balance sheets -
               June 28, 1997 and September 28, 1996.              2

          Consolidated statements of operations -
               Nine months and three months ended
               June 28, 1997 and June 29, 1996.                   3

          Consolidated statements of cash flows -
               Nine  months ended June 28, 1997
               and June 29, 1996.                                 4

          Notes to consolidated financial statements.             5

Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations.                                        6


                   Part II - Other Information
                   ---------------------------


Item 5.   Other Information                                       9

Item 6.   Exhibits and Reports on Form 8-K.                       9

Signatures                                                       10

                                  ADVO, Inc.
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)

                                                     June 28,         September 28,
ASSETS                                                 1997              1996
                                                  --------------      -------------
Current assets:
   Cash and cash equivalents (1)                      $  11,932         $  13,303
   Accounts receivable, net                              62,287            62,668
   Inventories                                            3,898             7,518
   Prepaid expenses and other current assets              5,711             4,512
   Deferred income taxes                                 13,982            15,839
                                                      ---------         ---------
    Total current assets                                 97,810           103,840

Property, plant and equipment                           160,571           142,029
Less accumulated depreciation and amortization          (87,504)          (77,854)
                                                      ---------         ---------
 Net property, plant and equipment                       73,067            64,175
Other assets                                             17,719            17,111
                                                      ---------         ---------

 TOTAL ASSETS                                         $ 188,596         $ 185,126
                                                      =========         =========

LIABILITIES
Current liabilities:
   Current portion of long-term debt                  $   8,241         $   7,225
   Accounts payable                                      32,984            37,868
   Accrued compensation and benefits                     24,854            22,892
   Other current liabilities                             31,883            32,094
                                                      ---------         ---------
    Total current liabilities                            97,962           100,079

Long-term debt                                          146,364           161,125
Deferred income taxes                                     8,517             6,618
Other liabilities                                         2,658             2,509

STOCKHOLDERS' DEFICIENCY
Series A Convertible preferred stock,
  $.01 par value (Authorized 5,000,000
  shares, none issued)                                       --                --
Common stock, $.01 par value (Authorized
  40,000,000 shares, issued 28,352,450
  and 27,900,756 shares, respectively)                      284               279
Additional paid-in capital                              162,884           160,704
Accumulated deficit                                    (163,686)         (181,914)
                                                      ---------         ---------
                                                           (518)          (20,931)
Less common stock held in
  treasury, at cost                                     (66,387)          (64,274)
                                                      ---------         ---------
Total stockholders' deficiency                          (66,905)          (85,205)
                                                      ---------         ---------

 TOTAL LIABILITIES & STOCKHOLDERS'
     DEFICIENCY                                       $ 188,596         $ 185,126
                                                      =========         =========

(1) Includes cash and cash equivalents invested with related party of $3,312,000 at June 28, 1997 and $5,362,000 at September 28, 1996.

                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)

                                        Nine months ended           Three months ended
                                     ----------------------       ----------------------
                                     June 28,      June 29,       June 28,      June 29,
                                       1997          1996           1997          1996
                                     --------      --------       --------      --------
Revenues                             $755,868      $734,221       $258,243      $245,698
Costs and expenses:
  Cost of sales                       565,541       575,562        188,929       190,246
   Selling, general and
     administrative                   145,562       134,546         48,190        43,302
  Nonrecurring charges                     --        12,082             --            --
  Provision for bad debts               3,674         2,916          1,993           496
  Gain on sale of business line            --        (2,687)            --            --
                                     --------      --------       --------      --------
Operating income                       41,091        11,802         19,131        11,654

Interest expense                       11,211         5,618          3,631         4,264
Interest income-Related Party             356         1,083            117           123
Interest income-Other                     130            57             32             7
Other expense                             490           397            167           158
                                     --------      --------       --------      --------
Income before income taxes             29,876         6,927         15,482         7,362

Provision for income taxes             11,651         2,674          6,038         2,971
                                     --------      --------       --------      --------
Income from continuing operations      18,225         4,253          9,444         4,391
Loss on disposal of discontinued
   operations, net of tax                  --        (8,199)            --            --
                                     --------      --------       --------      --------

Net income (loss)                    $ 18,225      $ (3,946)      $  9,444      $  4,391
                                     ========      ========       ========      ========


Earnings from continuing
  operations                         $    .74      $    .17       $    .38      $    .18
 Loss on disposal of discontinued
  operations, net of tax                   --          (.33)            --            --
                                     --------      --------       --------      --------

Earnings (loss) per share            $    .74      $   (.16)      $    .38      $    .18
                                     ========      ========       ========      ========

Cash dividends declared per share    $     --      $ 10.025       $     --      $     --

Weighted average common and
common equivalent shares               24,636        24,642         24,671        25,003

                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)


                                                                   Nine months ended
                                                               ---------------------------
                                                                June 28,          June 29,
                                                                  1997             1996
                                                               ----------       ----------
Net cash provided by continuing operating activities           $  33,398        $  12,682

Cash flows from continuing investing activities:
   Acquisition of property, plant and equipment                  (20,914)         (11,112)
   Proceeds from disposals of property and equipment                  19               12
   Proceeds from sale of business line                                --              742
   Sales and maturities of available-for-sale
    securities                                                        --           80,482
   Purchases of available-for-sale securities                         --          (49,604)
                                                               ---------        ---------

Net cash (used) provided by continuing investing activities      (20,895)          20,520

Cash flows from continuing financing activities:
  Proceeds from long-term borrowings - term loans                     --          155,000
  Payments on long-term borrowings - term loans                  (15,744)              --
  Revolving line of credit - net                                   2,000           25,000
  Payment of debt issue costs                                         --           (5,458)
  Tax effect - employee stock plans                                  328            3,510
  Proceeds from the exercise of warrants                              --            7,200
  Proceeds from exercise of stock options                          2,162            2,431
  Purchases of common stock for treasury                          (2,619)            (925)
  Other                                                               (1)              13
  Cash dividends paid                                                 --         (240,613)
                                                               ---------        ---------

Net cash used by continuing financing activities                 (13,874)         (53,842)
                                                               ---------        ---------

Net cash provided by discontinued operations                          --            5,648
                                                               ---------        ---------

Decrease in cash and cash equivalents                             (1,371)         (14,992)

Cash and cash equivalents at beginning of period                  13,303           23,849
                                                               ---------        ---------

Cash and cash equivalents at end of period                     $  11,932        $   8,857
                                                               =========        =========

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

                            See Accompanying Notes.

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended June 28, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 28, 1996. Certain reclassifications have been made in the fiscal 1996 financial statements to conform with the fiscal 1997 presentation.

2.   FINANCING ARRANGEMENTS

Included as long-term debt at September 28, 1996 was approximately $11 million in excess cash flow payments, as defined by the credit agreement. During the first quarter of fiscal 1997, this amount was paid and applied toward the term loans. The Company paid these funds through use of available revolving line of credit commitments which are classified as long-term.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Statement establishes standards for computing and presenting earnings per share ("EPS"). This Statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. The statement requires the presentation of basic and diluted EPS. Basic EPS excludes common stock equivalents, such as stock options, and is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents, such as stock options, were exercised. The Company will adopt this Statement in the first quarter of fiscal 1998 and expects that there will not be a material dilution to the Company's earnings per share as a result of the adoption, based on the current market price of the stock and the number of outstanding common stock equivalents. If the market price and/or the number of common stock equivalents were to increase, the diluted EPS could be significantly impacted.

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

RESULTS OF OPERATIONS
---------------------

Revenues for the third quarter of fiscal 1997 were $258.2 million or $12.5 million higher than fiscal 1996 third quarter results. This 5.1% growth in revenues was primarily volume related and the result of the substantial growth in average shared mail pieces per package. Pieces per package increased 11.6% from 7.77 in the third quarter of fiscal 1996 to 8.67 pieces in the third quarter of fiscal 1997.

On a year to date basis the 2.9% increase in revenues over the prior year was primarily a result of volume gains, offset to a degree by shifts in product mix and weight. The volume gains for the nine month period were demonstrated in the 10.0% growth in average shared mail pieces per package to 8.48 pieces over the prior year. These volume gains were somewhat offset by a strategically driven reduction in shared mail packages, associated with the discontinuation of the second in-home date program in Texas and the closing of unprofitable markets. Total shared mail packages delivered decreased 3.1% to 2,329.3 million packages for the nine months ended June 28, 1997. The volume gains were also offset by the decline in product weights associated with the Company's preprint customers.

Third quarter cost of sales as a percentage of revenue decreased 4.2% to 73.2% and in absolute terms decreased $1.3 million over the same period of the prior year. The decrease for the third quarter was mainly attributable to lower print and paper costs along with the postal reclassification implemented by the United States Postal Service in July 1996. The postage savings were offset to a degree by increased preprint product weights during the third quarter. This represents a reversal of preprint product weight declines experienced through the second quarter of fiscal 1997 when compared to the prior year.

Fiscal 1997 year to date cost of sales as a percentage of revenue decreased 3.6% to 74.8% and in absolute terms $10.0 million over the comparable period of fiscal 1996. Postage costs along with print and paper costs contributed to the decline in costs of sales. Postage costs were favorably impacted by the postal reclassification mentioned above and also by the decline in preprint product weights. These declines were offset by additional postage costs incurred with the volume growth as demonstrated by the 6.7% increase in total shared mail pieces distributed, to approximately 19.8 billion pieces . Print and paper costs decreased as a result of lower paper prices and lower turnkey volume.

As a percentage of revenue, selling expense, including the provision for bad debts, for both the three and nine months ended June 28, 1997 increased from 13.2% of a year earlier to 13.9%. In terms of dollars, selling expense increased $3.5 million and $8.1 million, respectively, for the three and nine month periods when compared to the same periods of the prior year. Increased commissions associated with the volume growth and higher bad debt expense resulted in higher selling expense for the third quarter of fiscal 1997. On a year to date basis, the realignment of the sales organization associated with the Company's re-engineering efforts during fiscal 1996 as well as the items discussed above resulted in the increased selling expense during the current year.

General and administrative costs for the three months ended June 28, 1997 increased $2.9 million over the prior year's quarter. General and administrative costs also increased from 4.6% to 5.5% as a percentage of revenue for the same period. Year to date, fiscal 1997 costs compared to fiscal 1996 costs increased $3.7 million in absolute terms and from 5.5% to 5.9% as a percentage of revenue. The continued cost savings associated with the Company's re-engineering efforts were offset by increases in severance, incentive and other compensation related expenses.

During the second quarter of the prior year, the Company obtained credit facilities totaling $250 million as a result of the payment of a special $10 per share dividend (the "Special Dividend"). In connection with the declaration of the Special Dividend, the Company recorded $12.1 million in nonrecurring charges in the second quarter of fiscal 1996. These charges were comprised of $8.8 million in noncash compensation expense, as a result of equitable adjustments to outstanding employee stock options, and $3.3 million in legal and various other fees associated with the Special Dividend and the Company's exploration of its strategic alternatives related to enhancing shareholder value.

As a result of the aforementioned, the Company reported operating income of $19.1 million for the third quarter and $41.1 million for the first nine months of fiscal 1997, increases of $7.5 million and $29.3 million, respectively, over the same periods of the prior year.

Interest expense relating to the credit facilities totaled $3.6 million and $11.2 million, respectively, for the three and nine month periods ended June 28, 1997. In the prior year, at the onset of the credit facilities, interest expense totaled $4.3 million for the quarter and $5.6 million year to date.

Interest income declined in fiscal 1997 primarily as a result of the available-for-sale securities which were subsequently sold in fiscal 1996 at the time of the Special Dividend payment.

The effective income tax rate from continuing operations for the nine months ended June 28, 1997 and June 29, 1996 was approximately 39%. For the third quarter of fiscal 1997 and fiscal 1996, the effective income tax rate was approximately 39% and 40%, respectively.

Earnings per share from continuing operations for third quarter of fiscal 1997 were $.38 compared to $.18 for the third quarter of fiscal 1996. Year to date earnings per share from continuing operations for fiscal 1997 were $.74 versus $.17 in fiscal 1996. Prior year earnings were impacted by the $12.1 million in nonrecurring charges.

FINANCIAL CONDITION
-------------------

Working capital decreased $3.9 million from September 28, 1996. Decreases in paper inventory and cash primarily caused the decrease in current assets. The decrease in paper inventory was due to a change in the Company's inventory strategy. The $2.1 million decrease in current liabilities was the result of the decline in accounts payable and customer advances due to the timing of vendor payments and customer receipts offset by an increase in federal and state taxes payable associated with the Company's improved year to date earnings. These factors which affected current assets and current liabilities caused the decline in working capital and the working capital ratio decline from 1.04 at September 28, 1996 to 1.00 at June 28, 1997.

Total stockholders' deficiency decreased $18.3 million to a net deficiency of $66.9 million as of June 28, 1997. The decrease was mainly the result of the fiscal 1997 year to date net income of $18.2 million. In addition, $2.2 million from employee option exercises offset by $2.6 million used to purchase the Company's common stock for treasury under the Company's repurchase program and pursuant to elections by employees to satisfy withholding tax requirements under the Company's restricted stock and stock option plans, contributed to the change in stockholders' deficiency. On April 29, 1997 the Board of Directors approved the purchase by the Company of up to two million shares of the Company's common stock. The purchase will be made from time to time within the next 12 months at prevailing market prices. Subsequent to the quarter ended June 28, 1997 the Company made additional open market purchases of approximately $1.3 million in the month of July.

LIQUIDITY
---------

The Company's main source of liquidity continues to be funds from operating activities. In addition, the Company has $78.0 million in available credit commitments which may be used to fund working capital. Cash flows provided by continuing operating activities increased $20.7 million for fiscal 1997 as compared to the same period of the prior year. The overall improvement was predominately the result of higher earnings in the current year.

Cash and cash equivalents decreased $1.4 million to $11.9 million for the nine months ended June 28, 1997. The overall decrease was a result of cash outlays of $34.8 million associated with investing and financing activities offset by cash provided from continuing operations of $33.4 million. Investing activities consisted mainly of capital expenditures for the upgrade and technological advancements of the Company's desktop computer resources primarily related to the Company's sales force and the development of financial and operational software. Debt repayments, net of borrowings, of $13.7 million, accounted for the majority of the financing activity.

FINANCING ARRANGEMENTS
----------------------

During March of 1996 the Company entered into a credit agreement which provided for total credit facilities of $250 million, consisting of $155 million in term loans and a $95 million reducing revolving line of credit. At June 28, 1997 there was $154.6 million of debt outstanding, with $8.2 million classified as current. The Company anticipates it will be able to meet its long-term debt obligations through funds generated from operations. During July of 1997, the Company had additional net borrowings of $5.0 million under the revolving line of credit.

Under the terms of the credit agreement, the Company is required to maintain certain financial ratios. In addition, the credit agreement also places restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt. The Company was in compliance with all applicable covenants as of June 28, 1997.

FORWARD LOOKING STATEMENTS
--------------------------

The forward looking statements contained in this filing are subject to many uncertainties in the Company's operations and business environment. Examples of such uncertainties include changes in customer demand, the cost of postal and paper resources, the realization of benefits associated with the Company's re-engineering initiative, the impact of future postal rate increases, and other general economic factors.

                          PART II - OTHER INFORMATION

Item 5.   Other Information
          -----------------

          Subsequent to the quarter ended June 28, 1997, the Company announced the election of David F. Dyer to its Board of Directors on July 21, 1997. Total Board membership is now ten.

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

           27                            Financial Data Schedule.


   (b)    Reports on Form 8-K
          -------------------

          No report on Form 8-K was filed by the Company with respect to the quarter ended June 28, 1997.

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


                                     ADVO, Inc.


Date: August 8, 1997                 By: /s/ ROBERT S. HIRST
      --------------                     ----------------------------
                                        Robert S. Hirst
                                        Vice President and Controller
                                        (Principal Accounting Officer)