Form 10-Q/A
period 1996-06-29
ADVO INC
filed 1997-10-02
CIK 801622

                                  FORM 10-Q\A

                                Amendment No. 1

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

For the transition period from _____________ to _____________

Commission file number 1-11720
                       -------


                                  ADVO, Inc.
                   -----------------------------------------
            (Exact name of registrant as specified in its charter)



           Delaware                                          06-0885252
-------------------------------                         --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


One Univac Lane, P.O. Box 755, Windsor, CT                   06095-0755
------------------------------------------              --------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number including area code:     (860) 285-6100
                                                    --------------------


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

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
          ---------------------------------

   (a)  Exhibit Index

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

         27                   Financial Data Schedule.


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




                                        ADVO, Inc.



Date: October 2, 1997                   By: /s/ ROBERT S. HIRST
      ---------------                       -----------------------------
                                           Robert S. Hirst
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.              Description                                  Page
-----------              -----------                                  ----
    27                   Financial Data Schedule