Form 10-K/A
period 1996-09-28
ADVO INC
filed 1997-10-02
CIK 801622

================================================================================
                                  FORM 10-K\A
                                Amendment No. 1
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (NO FEE REQUIRED)

For the fiscal year ended September 28, 1996
                          ------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________ to ___________

Commission file number 1-11720
                       -------

                                  ADVO, Inc.
                                  ----------
            (Exact name of registrant as specified in its charter)

      Delaware                                          06-0885252
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

One Univac Lane, P.O. Box 755, Windsor, CT              06095-0755
------------------------------------------  ------------------------------------
 (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code: (860) 285-6100
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

               Common Stock and Rights, par value $.01 per share
               -------------------------------------------------
                               (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                                     ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the registrant at November 22, 1996 was $221,859,112. On that date, there were 24,260,666 outstanding shares of the registrant's common stock.

Documents Incorporated by Reference:

Portions of the 1996 Annual Report to Stockholders are incorporated by reference into Parts II and IV of this report.

Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.


================================================================================

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements. See the Index to Financial Statements and Financial Statement Schedules on page F-1.

   (2) Financial Statement Schedules. See the Index to Financial Statements and Financial Statement Schedules on page F-1.

   (3)  Exhibits. The following is a list of the exhibits to this Report:



 Exhibit
 -------
   No.                        Exhibit                                      Where Located
   ---                        -------                                      -------------
  3(a)     Restated Certificate of Incorporation of ADVO.       Incorporated by reference to Exhibit 3(a) to
                                                                  the Company's Form 10 filed on September 15,
                                                                  1986 (No. 1-11720).

  3(b)     Restated By-laws of ADVO.                            Incorporated by reference to Exhibit 3(b) to
                                                                  the Company's Annual Report on Form 10-K for
                                                                  the fiscal year ended September 30, 1989.

  4(a)     Stockholder Protection Rights Agreement,             Incorporated by reference to Exhibit 4.1 of
             dated as of February 5, 1993, between the            the Company's Form 8-K dated February 5,
             Company and Mellon Securities Trust Company,         1993.
             as Rights Agent, including Exhibit A and
             Exhibit B.

 10(a)     1986 Stock Option Plan of ADVO. *                    Incorporated by reference to Exhibit 4.1 to
                                                                  the Company's Form S-8 filed on July 16,
                                                                  1987 (No. 33-15856).

 10(b)     1986 Employee Restricted Stock Plan of ADVO,         Incorporated by reference to Exhibit A to
             as amended. *                                        the Company's definitive Proxy Statement for
                                                                  the annual meeting held on January 24, 1991.

 10(c)     1988 Non-Qualified Stock Option Plan and 1993        Incorporated by reference to Exhibit A to
             Stock Option Subplan of ADVO, as amended. *          the Company's definitive Proxy statement for
                                                                  the annual meeting held on January 18, 1996.

 10(d)     The ADVO Savings Continuation Plan, effective        Incorporated by reference to Exhibit 10(n)
             January 1, 1988. *                                   to the Company's Annual Report on Form 10-K
                                                                  for the fiscal year ended September 24, 1988.

 10(e)     Executive Severance Agreement, dated October         Incorporated by reference to Exhibit 10(k)
             17, 1995 between ADVO and Robert Kamerschen. *       to the Company's Annual Report on Form 10-K
                                                                  for the fiscal year ended September 30, 1995.

 10(f)     Executive Severance Agreements, dated October        Incorporated by reference to Exhibit 10(l)
             17, 1995 between ADVO and the executive              to the Company's Annual Report on Form 10-K
             officer named therein. *                             for the fiscal year ended September 30, 1995.

 10(g)     Executive Severance Agreements, dated October        Incorporated by reference to Exhibit 10(m)
             17, 1995 between ADVO and the executive              to the Company's Annual Report on Form 10-K
             officer named therein. *                             for the fiscal year ended September 30, 1995.

 10(h)     Executive Severance Agreement, dated October         Incorporated by reference to Exhibit 10(n)
             17, 1995 between ADVO and Robert S. Hirst. *         to the Company's Annual Report on Form 10-K
                                                                  for the fiscal year ended September 30, 1995.

 Exhibit
 -------
   No.                        Exhibit                                      Where Located
   ---                        -------                                      -------------

 10(i)     Executive Severance Agreement dated April 3,         Incorporated by reference to Exhibit 10 to
             1996 between ADVO and  Larry G. Morris. *            the Company's Quarterly Report on Form 10-Q
                                                                  for the quarter ended March 30, 1996.

 10(j)     Executive Severance Agreement dated May 1,           Incorporated by reference to Exhibit 10 to
             1996 between ADVO and Joseph P. Durrett. *           the Company's Quarterly Report on Form 10-Q
                                                                  for the quarter ended June 29, 1996.

 10(k)     Employment Agreement, dated May 29, 1996             Filed herewith.
             between ADVO and Robert Kamerschen. *

 10(l)     Employment Agreement, dated November 4, 1996         Filed herewith.
             between ADVO and Gary M. Mulloy. *

 10(m)     Executive Severance Agreement, dated November        Filed herewith.
             4, 1996 between ADVO and Gary M. Mulloy. *

 10(n)     Credit Agreement dated March 4, 1996 between         Incorporated by reference to Exhibit 99.3 of
             ADVO and a syndicate of lenders led by Chase         the Company's Form 8-K dated March 5, 1996.
             Manhattan Bank (National Association) as
             Administrative Agent.

 10(o)     Information Technology Agreement dated as of         Filed herewith.
             July 16, 1996 between ADVO and Integrated
             Systems Solutions Corporation (d/b/a ISSC).

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


-------------

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

Date:       October 2, 1997            ADVO, Inc.
      ----------------------------

                                       By: /s/ ROBERT S. HIRST
                                          ------------------------------
                                          Robert S. Hirst
                                          Vice President and Controller

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 2, 1997.


           *                              Chairman, Chief Executive Officer and
-------------------------                   Director (Principal Executive
Robert Kamerschen                           Officer and acting Principal
                                            Financial Officer)

           *                              President, Chief Operating Officer and
-------------------------                   Director
Gary M. Mulloy

/s/ ROBERT S. HIRST                       Vice President and Controller
-------------------------                   (Principal Accounting Officer)
Robert S. Hirst

                                          Director
-------------------------
Bruce Crawford

                                          Director
-------------------------
David D. Dyer

           *                              Director
-------------------------
James A. Eskridge

           *                              Director
-------------------------
Jack W. Fritz

           *                              Director
-------------------------
Lawrence Lachman

           *                              Director
-------------------------
Howard H. Newman

           *                              Director
-------------------------
John R. Rockwell

           *                              Director
-------------------------
John L. Vogelstein

*By /s/ ROBERT S. HIRST
 ------------------------
    Robert S. Hirst
    Vice President & Controller

                                 EXHIBIT INDEX

Exhibit No.              Description                       Page
-----------              -----------                       ----

27                  Financial Data Schedule
