Form 10-Q/A
period 1996-12-28
ADVO INC
filed 1997-10-02
CIK 801622

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

Commission file number 1-11720
                       -------


                                  ADVO, Inc.
                ----------------------------------------------
            (Exact name of registrant as specified in its charter)



         Delaware                                           06-0885252
-------------------------------                       ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


One Univac Lane, P.O. Box 755, Windsor, CT                  06095-0755
------------------------------------------            ---------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number including area code:    (860) 285-6100
                                                    ------------------


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




                                      ADVO, Inc.



Date: October 2, 1997                 By: /s/ ROBERT S. HIRST
      ---------------                     ----------------------------
                                        Robert S. Hirst
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.               Description                         Page
-----------               -----------                         ----
    27                    Financial Data Schedule