Form 10-K
period 1997-09-27
ADVO INC
filed 1997-12-18
CIK 801622

                                   ADVO, Inc.

                                   Form 10-K

                               September 27, 1997

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

For the fiscal year ended September 27, 1997
                          ------------------

                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from        to
                               ------    ------
Commission file number 1-11720

                                  ADVO, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                 06-0885252
--------------------------------------  ----------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

One Univac Lane, P.O. Box 755, Windsor, CT              06095-0755
-------------------------------------------   --------------------------------
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

                                     NONE
                                     ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant at November 28, 1997 was $446,458,574. On that date, there were 22,487,846 outstanding shares of the registrant's common stock.

Documents Incorporated by Reference:

Portions of the 1997 Annual Report to Stockholders are incorporated by reference into Parts II and IV of this Report.

Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   ADVO, INC.
                          INDEX TO REPORT ON FORM 10-K
                     FOR THE YEAR ENDED SEPTEMBER 27, 1997

                                     PART I

ITEM                                                                        PAGE
----                                                                        ----
 1. Business..............................................................    1
 2. Properties............................................................    5
 3. Legal Proceedings.....................................................    5
 4. Submission of Matters to a Vote of Security Holders...................    5

                                    PART II

 5. Market for Registrant's Common Equity and Related Stockholder Matters.    6
 6. Selected Financial Data...............................................    6
 7. Management's Discussion and Analysis of Financial Condition and Re-
    sults of Operations...................................................    7
 8. Financial Statements and Supplementary Data...........................    7
 9. Changes in and Disagreements with Accountants on Accounting and Finan-
    cial Disclosure.......................................................    7

                                    PART III

10. Directors and Executive Officers of the Registrant....................    7
11. Executive Compensation................................................    7
12. Security Ownership of Certain Beneficial Owners and Management........    7
13. Certain Relationships and Related Transactions........................    7

                                    PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......    8

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

  As a part of its shared mail programs, the Company provides the addresses of the households receiving the mail packages; and sorts, processes and transports the advertising material for ultimate delivery through the United States Postal Service ("USPS"). Generally, larger businesses, such as food chains and mass merchandisers, will provide the Company with preprinted advertising materials in predetermined quantities. In the case of manufacturers and small retail customers, the Company may perform graphics services and act as a broker for the required printing. The Company also offers shared mail customers numerous standard turnkey advertising products in a variety of sizes and colors.

  The Company believes its shared mail programs are the largest programs of their kind.

  Marriage Mail(R) is a weekly mail program with coverage, on average, of 61 million households in approximately 120 markets. This program is used by local and national retailers. The ZIP Code configuration selected for each market is normally determined by population density and by proximity to retail outlets. Retailers with multiple locations and weekly frequency have a great influence on the ZIP Codes chosen by the Company for its weekly mailings. The Company derives most of its revenues from the Marriage Mail(R) program.

  At the beginning of fiscal 1997, the Company announced that it had formed a new network, known as A.N.N.E. (ADVO National Network Extension), of regional shared mail companies to provide its clients with extended coverage outside the markets already served by the Company. The Company handles the clients' orders directly and manages distribution of their advertising through A.N.N.E.'s network partners. Conversely, the A.N.N.E. network enables participating partners (shared mail companies) to offer their clients extended marketplace reach using the Company's services.

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

MAILING LIST

  ADVO's management believes its computerized mailing list is the largest residential/household mailing list in the country. It contains over 114 million delivery points (constituting nearly all of the households in the continental United States) and was used by the U.S. Census Bureau as a base for developing the mailing list for its 1980 and 1990 census questionnaire mailings. The Company's management believes that the list is particularly valuable and that replication in its entirety by competitors would be extremely difficult and costly. The list enables the Company to target mailings to best serve its customers.

  ADVO's list is updated on a regular basis with information supplied by the USPS. Bimonthly, ADVO submits each address on its mailing list to the USPS. The USPS then provides to ADVO any changes to the addresses within the ZIP Code. Such changes would cover whether the address is still occupied, whether the address still exists at all (i.e., demolished buildings) and any new addresses included in the ZIP Code (i.e., new construction). The USPS also indicates to ADVO changes in the walk sequence order of addresses so that ADVO can qualify for the lowest possible postage rates. The USPS provides these updates for a fee, provided that the user's list is at least 90% complete on a ZIP Code basis. ADVO believes its list is nearly 100% accurate.

CUSTOMER BASE

  Typically, the Company's customers are those businesses whose products and services are used by the general population. These businesses (supermarkets, fast food, drug stores, discount and department stores and consumer products manufacturers) require continuous advertising to a mass audience. No one customer accounted for more than 4% of the Company's sales in fiscal 1997, 1996 or 1995.

OPERATIONS

  Customers' advertising circulars are processed by approximately 2,500 production employees who work at 19 mail processing facilities which are strategically located throughout the nation. State-of-the-art inserting machines (which combine the individual advertising pieces into the mailing packages), addressing and labeling, and quarter-folding machines are the principal equipment used to process the Company's products and services. At several of the Company's production facilities, new computerized mail sorters are being utilized and developed. In all 19 of ADVO's mail processing facilities, the USPS accepts and verifies the Company's mail to help ensure rapid package acceptance and distribution, which benefits both the USPS and the Company. In most instances, the mail is then shipped by the Company to the destination office of the USPS for final delivery.

  During fiscal 1996, the Company entered into a ten year agreement with Integrated Systems Solutions Corporation, now known as IBM Global Services, to provide systems development and technical support to the Company. As a result of this outsourcing, ADVO's computer center moved from Hartford to IBM Global Services' computer center located in Southbury, Connecticut. The Company's branches are on-line to this computer center which enables the day-to-day processing functions to be performed and provides corporate headquarters with management information. The systems include: order processing and production control, transportation/distribution, address list maintenance, market analysis, label printing and distribution, billing and financial and carrier routing of addresses received from customer files and demographic analyses.

COMPETITION

  In general, the printed advertising market is highly competitive with companies competing primarily on the basis of price, speed of delivery and ability to target selected potential customers on a cost-effective basis. ADVO's competitors for the delivery of retail and other printed advertising are numerous, and include newspapers, regional and local mailers, direct marketing firms, "shoppers" and "pennysavers".

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

RAW MATERIALS

  The Company manages approximately 45,000 tons of paper per year and another 10,000 tons through its printing network on behalf of its print vendors. ADVO has agreements with various paper suppliers and print vendors to assure the supply of proper paper grades at competitive prices.

EMPLOYEES

  As of September 27, 1997, the Company had a total of approximately 4,700 full and part-time employees. ADVO also uses outside temporary employees, particularly during busy seasons.

  ADVO has one union contract, covering production employees in the Hartford, Connecticut branch. The Company believes that its relations with its employees are satisfactory.

FORWARD LOOKING STATEMENTS

  Except for the historical information stated herein, the matters discussed in this Report on Form 10-K contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are accompanied by cautionary factors which would cause the Company's actual results to differ materially from those in the forward looking statements. Such factors include but are not limited to changes in customer demand; postal and paper prices; the realization of benefits associated with the Company's reengineering initiative; possible governmental regulation or legislation affecting aspects of the Company's business; the risk of damage to the Company's data centers and telecommunication lines; the efficiencies achieved with technology upgrades; the amount of shares the Company will purchase in the future under its buyback program; the evaluation of the impact of year 2000 costs; and other general economic factors.

ITEM 2. PROPERTIES

  ADVO does not own any real estate except for its corporate headquarters, which the Company purchased in fiscal year 1995. The corporate headquarters, located in Windsor, Connecticut, consist of two buildings totaling approximately 136,000 square feet. The Company leases 19 mail processing facilities and approximately 65 sales offices (which excludes the sales offices that are located in the mail processing facilities) throughout the United States. The Company believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained.

ITEM 3. LEGAL PROCEEDINGS

  ADVO is party to various lawsuits and regulatory proceedings which are incidental to its business and which the Company believes will not have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

           NAME            AGE               POSITION WITH COMPANY
           ----            ---               ---------------------
Robert Kamerschen.........  61 Chairman and Chief Executive Officer
Gary M. Mulloy............  52 President and Chief Operating Officer
Donald E. McCombs.........  41 Senior Vice President and Chief Financial Officer
Rick Kurz.................  57 Senior Vice President
Myron L. Lubin............  57 Senior Vice President
A. Brian Sanders..........  36 Senior Vice President
Robert S. Hirst...........  51 Vice President and Controller

  Mr. Kamerschen has been the Chairman of the Board since January 1989. From November 1988 to February 1989, he was President of the Company and he has been Chief Executive Officer and a Director since November 1988. Mr. Kamerschen is also a Director of Micrografx, Inc., Domain, Inc. and Cognizant Corporation.

  Mr. Mulloy has been President and Chief Operating Officer since November 4, 1996 and was elected to the Board of Directors on December 3, 1996. From 1990 to October 1996 he was President and Chief Executive Officer of Pilkington Barnes-Hind, Inc., a division of Pilkington Vision Care.

  Mr. McCombs became Senior Vice President and Chief Financial Officer on November 7, 1997. From 1989 to October 1997, he was Vice President--Financial Planning and Measurements. He had held that position for the last eight years.

  Mr. Kurz became Senior Vice President and Chief Strategic Growth Officer on April 15, 1997. From April 1993 to March 1997, he held the position of Senior Vice President--Chief Marketing Officer. Prior to that, he was a Managing Partner of Marketing Corporation of America, a marketing consulting firm.

  Mr. Lubin became Senior Vice President--Chief Sales Officer on December 4, 1995. From January 1990 to November 1995, he held the position of Senior Vice President-President Western Division.

  Mr. Sanders became Senior Vice President--Chief Marketing Officer on May 19, 1997. For the five years prior to that he held several executive positions at Pilkington Barnes-Hind, Inc., a division of Pilkington Vision Care.

  Mr. Hirst became Vice President and Controller on April 16, 1990. He has held that position for the last seven years.

  The Company is not aware of any family relationships between any of the foregoing officers and any of the Company's directors. Each of the foregoing officers hold such office until his successor shall have been duly chosen and shall have been qualified, or until his earlier resignation or removal.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  ADVO's 1997 Annual Report to Stockholders includes on page 37 under the caption "Quarterly Financial Data (Unaudited)" the reported high and low market prices of ADVO's common stock for the past two fiscal years, and such information is incorporated herein by reference and made a part hereof (see
Exhibit 13).

  For the fiscal year ended September 27, 1997, the Company declared no cash dividends. During fiscal 1996, the Company paid a regular first quarter dividend of $.025 per share of ADVO common stock, payable to shareholders of record on December 27, 1995. On January 17, 1996 the Company announced the declaration of a special one time dividend (the "Special Dividend") of $10 per share of ADVO common stock to shareholders of record on February 20, 1996. The announcement was a result of the Company's initiative to explore strategic alternatives aimed at increasing shareholder value, which began at the end of fiscal 1995. In addition, the Board of Directors suspended the Company's regular quarterly dividend of $.025 per share of ADVO common stock after the declaration of the Special Dividend. The Company is currently subject to ratio restrictions regarding future cash dividends exceeding $.025 per share as stipulated in its renegotiated credit agreement dated September 29, 1997, with Chase Manhattan Bank.

  The Company declared quarterly cash dividends of $.025 per share to holders of ADVO common stock during the fiscal year ended September 30, 1995 for total cash dividends of $.10 per share.

  The closing price as of November 28, 1997 of the Company's common stock, under the symbol AD, on the New York Stock Exchange as reported in The Wall Street Journal was $21 3/4 per share. The approximate number of holders of record of the common stock on November 28, 1997 was 915.

  During fiscal 1997, the Company engaged in no sales of its securities that were not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this item is included in ADVO's 1997 Annual Report to Stockholders on page 20 under the caption "Selected Financial Data" and is incorporated herein by reference and made a part hereof (see Exhibit
13).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is included in ADVO's 1997 Annual Report to Stockholders on pages 21 through 25 under the caption "Financial Report" and is incorporated herein by reference and made a part hereof (see
Exhibit 13).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  ADVO's consolidated financial statements, together with the Report of Independent Auditors thereon dated October 21, 1997, appearing on pages 26 through 38 of ADVO's 1997 Annual Report to Stockholders, are incorporated herein by reference and made a part hereof (see Exhibit 13).

  The selected quarterly information required by this item is included under the caption "Quarterly Financial Data (Unaudited)" on page 37 of ADVO's 1997 Annual Report to Stockholders and is incorporated herein by reference and made a part hereof (see Exhibit 13).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item, to the extent not included under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, appears on pages 3 and 4 of the Company's definitive proxy statement dated December 18, 1997 for the annual meeting of stockholders to be held on January 22, 1998 (the "Proxy Statement"), under the caption "Election of Directors", and on page 6 of the Proxy Statement under the subcaption "Section 16 Reports", and is incorporated herein by reference and made a part hereof.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is included under the caption "Executive Compensation" on pages 6 through 16 (except for those portions appearing under the subcaptions "Report of the Compensation Committee" and "Company Financial Performance"), and "Governance of the Company" on pages 2 and 3, of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on page 2 and on pages 5 and 6, respectively, of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is included under the caption "Related Party Transactions" on page 16 and page 17 of ADVO's Proxy Statement and in footnote 8 under the caption "Security Ownership of Management" on pages 5 and 6 of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

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

10(a)        1986 Stock Option Plan of ADVO.*      Incorporated by reference to Exhibit
                                                    4.1 to the Company's Form S-8 filed
                                                    on July 16, 1987 (No. 33-15856).

10(b)        1986 Employee Restricted Stock Plan   Incorporated by reference to Exhibit A
              of ADVO, as amended.*                 to the Company's definitive Proxy
                                                    Statement for the annual meeting held
                                                    on January 16, 1997.

10(c)        1988 Non-Qualified Stock Option Plan  Incorporated by reference to Exhibit B
              and 1993 Stock Option Subplan of      to the Company's definitive Proxy
              ADVO, as amended.*                    Statement for the annual meeting held
                                                    on January 16, 1997.

10(d)        The ADVO Savings Continuation Plan,   Incorporated by reference to Exhibit
              effective January 1, 1988.*           10(n) to the Company's Annual Report
                                                    on Form 10-K for the fiscal year
                                                    ended September 24, 1988.

10(e)        Executive Severance Agreement, dated  Incorporated by reference to Exhibit
              October 17, 1995 between ADVO and     10(k) to the Company's Annual Report
              Robert Kamerschen.*                   on Form 10-K for the fiscal year
                                                    ended September 30, 1995.

10(f)        Executive Severance Agreements, dated Incorporated by reference to Exhibit
              October 17, 1995 between ADVO and     10(m) to the Company's Annual Report
              the executive officers named          on Form 10-K for the fiscal year
              therein.*                             ended September 30, 1995.

10(g)        Executive Severance Agreement, dated  Incorporated by reference to Exhibit
              October 17, 1995 between ADVO and     10(n) to the Company's Annual Report
              Robert S. Hirst.*                     on Form 10-K for the fiscal year
                                                    ended September 30, 1995.

EXHIBIT NO.                 EXHIBIT                            WHERE LOCATED
-----------                 -------                            -------------
10(h)        Employment Agreement, dated May 29,   Incorporated by reference to Exhibit
              1996 between ADVO and Robert          10(k) to the Company's Annual Report
              Kamerschen.*                          on Form 10-K for the fiscal year
                                                    ended September 28, 1996.

10(i)        Employment Agreement, dated November  Incorporated by reference to Exhibit
              4, 1996 between ADVO and Gary M.      10(l) to the Company's Annual Report
              Mulloy.*                              on Form 10-K for the fiscal year
                                                    ended September 28, 1996.

10(j)        Executive Severance Agreement, dated  Incorporated by reference to Exhibit
              November 4, 1996 between ADVO and     10(m) to the Company's Annual Report
              Gary M. Mulloy.*                      on Form 10-K for the fiscal year
                                                    ended September 28, 1996.

10(k)        Executive Severance Agreement dated   Filed herewith.
              May 19, 1997 between ADVO and A.
              Brian Sanders.*

10(l)        Executive Severance Agreement dated   Filed herewith.
              July 21, 1997 between ADVO and
              Lowell W. Robinson.*

10(m)        Executive Severance Agreement dated   Filed herewith.
              November 7, 1997 between ADVO and
              Donald E. McCombs.*

10(n)        Information Technology Agreement      Incorporated by reference to Exhibit
              dated as of July 16, 1996 between     10(o) to the Company's Annual Report
              ADVO and Integrated Systems           on Form 10-K for the fiscal year
              Solutions Corporation.                ended September 28, 1996.

10(o)        Amended and Restated Credit Agreement Incorporated by reference to Exhibit
              dated September 29, 1997 between      99(b) of the Company's Form 8-K dated
              ADVO and a syndicate of lenders led   September 29, 1997.
              by Chase Manhattan Bank as
              Administrative Agent.

11           Computation of Per Share Earnings.    Filed herewith.

13           1997 Annual Report to Stockholders.   Furnished herewith; however, such
                                                    report, except for those portions
                                                    thereof which are expressly
                                                    incorporated by reference into this
                                                    Annual Report on Form 10-K, is for
                                                    the information of the Commission and
                                                    is not deemed "filed".

21           Subsidiaries of the Registrant.       Filed herewith.

22           Power of Attorney.                    See signature page.

23           Consent of Independent Auditors.      Filed herewith.

27           Financial Data Schedule.              Filed herewith.

--------
* Management contract or compensatory plan required to be filed as an exhibit pursuant to item 14(c) of this report.

  (b) Reports on Form 8-K.

  No report on Form 8-K was filed by the Company with respect to the quarter ended September 27, 1997.

  A report on Form 8-K dated September 29, 1997 was filed by the Company subsequent to year end. The Form reported under Item 5 thereof, that the Company announced it had increased its previously announced stock repurchase authorization from 2 million shares to 3.2 million shares. In connection with the increased authorization, the Company purchased 1,936,098 shares of its common stock from Warburg, Pincus Capital Partners, L. P. for $34.8 million, at $18.00 per share. The closing price on September 29, 1997 was $18 3/8 per share.

  The Company also announced it had renegotiated its March 4, 1996 credit agreement with a consortium of banks, led by Chase Manhattan Bank. The most prominent features of the new agreement included an increased credit limit to $300 million (from $250 million); a reduction in the interest rate; and an increased limit on the Company's authorization to buyback its stock from $40 million to $100 million.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date:     December 18, 1997              ADVO, Inc.
      -------------------------------


                                          By:            Robert S. Hirst /s/
                                              ---------------------------------
                                                         ROBERT S. HIRST
                                                         VICE PRESIDENT AND
                                                         CONTROLLER

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

        DATE                   SIGNATURE                       TITLE

  December 18, 1997   Robert Kamerschen /s/          Chairman, Chief Executive
                      ----------------------------    Officer and Director
                      ROBERT KAMERSCHEN               (Principal Executive
                                                      Officer)

  December 18, 1997   Gary M. Mulloy /s/             President, Chief
                      ----------------------------    Operating Officer and
                      GARY M. MULLOY                  Director

  December 18, 1997   Donald E. McCombs /s/          Senior Vice President and
                      ----------------------------    Chief Financial Officer
                      DONALD E. MCCOMBS               (Principal Financial
                                                      Officer)

  December 18, 1997   Robert S. Hirst /s/            Vice President and
                      ----------------------------    Controller (Principal
                      ROBERT S. HIRST                 Accounting Officer)

  December 18, 1997   Bruce Crawford /s/             Director
                      ----------------------------
                      BRUCE CRAWFORD

  December 18, 1997   David F. Dyer /s/              Director
                      ----------------------------
                      DAVID F. DYER

  December 18, 1997   James A. Eskridge /s/          Director
                      ----------------------------
                      JAMES A. ESKRIDGE

  December 18, 1997   Jack W. Fritz /s/              Director
                      ----------------------------
                      JACK W. FRITZ

  December 18, 1997   Howard H. Newman /s/           Director
                      ----------------------------
                      HOWARD H. NEWMAN

  December 18, 1997   John R. Rockwell /s/           Director
                      ----------------------------
                      JOHN R. ROCKWELL

  December 18, 1997   John L. Vogelstein /s/         Director
                      ----------------------------
                      JOHN L. VOGELSTEIN

                                  ADVO, INC.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                           ----
Report of independent auditors...........................................    *
Consolidated statements of operations for the years ended September 27,
 1997, September 28, 1996 and September 30, 1995.........................    *
Consolidated balance sheets at September 27, 1997 and September 28, 1996.    *
Consolidated statements of cash flows for the years ended September 27,
 1997, September 28, 1996 and September 30, 1995.........................    *
Consolidated statements of changes in stockholders' equity (deficiency)
 for the years ended September 27, 1997, September 28, 1996 and September
 30, 1995................................................................    *
Notes to consolidated financial statements...............................    *
Consolidated Schedules
  II-Valuation and Qualifying Accounts...................................  F-2

  All other schedules have been omitted since the required information is not present.
--------
* Incorporated herein by reference from pages 26 to 38 of the ADVO, Inc. 1997 Annual Report to Stockholders.

                                   ADVO, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

        COLUMN A           COLUMN B        COLUMN C           COLUMN D        COLUMN E
        --------          ---------- ---------------------   ----------      ----------
                                           ADDITIONS
                                     ---------------------
                          BALANCE AT CHARGED TO CHARGED TO   DEDUCTIONS      BALANCE AT
                          BEGINNING  COSTS AND    OTHER         FROM           END OF
      DESCRIPTION         OF PERIOD   EXPENSES   ACCOUNTS     RESERVES         PERIOD
      -----------         ---------- ---------- ----------   ----------      ----------
Year ended September 30,
 1995:
Allowances for sales ad-
 justments..............   $ 3,321     $  --     $  5,758(b)  $ 6,953         $ 2,126
Allowances for doubtful
 accounts...............     1,784      2,953         --        3,445(a)(c)     1,292
Restructuring reserve...    17,109        --          --        7,230           9,879
Accumulated amortization
 Goodwill...............       703        329         --          --            1,032
Accumulated amortization
 Intangibles............     3,987      1,015         --          604           4,398
                           -------     ------    --------     -------         -------
                           $26,904     $4,297    $  5,758     $18,232         $18,727
                           =======     ======    ========     =======         =======
Year ended September 28,
 1996:
Allowances for sales ad-
 justments..............   $ 2,126     $  --     $ 10,007(b)  $ 9,297         $ 2,836
Allowances for doubtful
 accounts...............     1,292      3,701         --        3,603(a)        1,390
Restructuring reserve...     9,879        --          --        7,820           2,059
Accumulated amortization
 Goodwill...............     1,032        390         --          --            1,422
Accumulated amortization
 Intangibles............     4,398        892         --          --            5,290
                           -------     ------    --------     -------         -------
                           $18,727     $4,983    $ 10,007     $20,720         $12,997
                           =======     ======    ========     =======         =======
Year ended September 27,
 1997:
Allowances for sales ad-
 justments..............   $ 2,836     $  --     $  4,889(b)  $ 5,143         $ 2,582
Allowances for doubtful
 accounts...............     1,390      5,374         --        4,186(a)        2,578
Restructuring reserve...     2,059        --          --        1,711             348
Accumulated amortization
 Goodwill...............     1,422        392         --          --            1,814
Accumulated amortization
 Intangibles............     5,290        729         --          --            6,019
                           -------     ------    --------     -------         -------
                           $12,997     $6,495    $  4,889     $11,040         $13,341
                           =======     ======    ========     =======         =======

--------
(a) Write off of uncollectible accounts, net of recoveries on accounts previously written off.
(b)  Reduction of revenues.
(c)  Reclassification of allowances related to discontinued operations.