Form 10-Q
period 1997-12-27
ADVO INC
filed 1998-02-10
CIK 801622

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 27, 1997
                               -----------------

                                     or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________________to_________________

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

  As of January 24, 1998 there were 22,441,378 shares of common stock outstanding.

                                   ADVO, Inc.
                           Index to Quarterly Report
                                  on Form 10-Q

                        Quarter Ended December 27, 1997



                    Part I - Financial Information
                    ------------------------------
                                                               Page
                                                               ----

Item 1.  Financial Statements (Unaudited).

         Consolidated balance sheets -
           December 27, 1997 and September 27, 1997.             2

         Consolidated statements of operations -
           Three months ended December 27, 1997
           and December 28, 1996.                                3

         Consolidated statements of cash
           flows - Three months ended December 27, 1997
           and December 28, 1996.                                4

         Notes to consolidated financial statements.             5

Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations.                                           6


                   Part II - Other Information
                   ---------------------------

Item 4.  Submission of Matters to a Vote of
           Security Holders.                                     9

Item 6.  Exhibits and Reports on Form 8-K.                       9

Signatures                                                       10

                                  ADVO, Inc.
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)



                                                    December 27,                  September 27,
                                                       1997                           1997
                                                  --------------                   ----------
ASSETS
Current assets:
     Cash and cash equivalents (1)                    $  12,164                    $  25,963
     Accounts receivable, net                            72,130                       66,664
     Inventories                                          3,309                        4,149
     Prepaid expenses and other current assets            2,823                        4,759
     Deferred income taxes                               14,795                       14,248
                                                      ---------                    ---------
        Total current assets                            105,221                      115,783

Property, plant and equipment                           173,715                      166,991
Less accumulated depreciation and amortization          (95,733)                     (90,899)
                                                      ---------                    ---------
  Net property, plant and equipment                      77,982                       76,092
Other assets                                             16,406                       16,678
                                                      ---------                    ---------

  TOTAL ASSETS                                        $ 199,609                    $ 208,553
                                                      =========                    =========

LIABILITIES
Current liabilities:
     Current portion of long-term debt                $  11,644                    $  10,125
     Accounts payable                                    36,378                       44,644
     Accrued compensation and benefits                   20,012                       29,245
     Other current liabilities                           36,787                       31,569
                                                      ---------                    ---------
        Total current liabilities                       104,821                      115,583

Long-term debt                                          171,216                      140,666
Deferred income taxes                                     9,287                        9,589
Other liabilities                                         2,678                        2,636

STOCKHOLDERS' DEFICIENCY
Series A Convertible preferred stock,
    $.01 par value (Authorized 5,000,000
    shares, none issued)                                     --                           --
Common stock, $.01 par value (Authorized
    40,000,000 shares, issued 28,537,924
    and 28,428,952 shares, respectively)                    285                          284
Additional paid-in capital                              164,372                      163,317
Accumulated deficit                                    (146,734)                    (155,113)
                                                      ---------                    ---------
                                                         17,923                        8,488
Less common stock held in
    treasury, at cost                                  (106,316)                     (68,409)
                                                      ---------                    ---------
Total stockholders' deficiency                          (88,393)                     (59,921)
                                                      ---------                    ---------

  TOTAL LIABILITIES & STOCKHOLDERS'
          DEFICIENCY                                  $ 199,609                    $ 208,553
                                                      =========                    =========

(1) Includes cash and cash equivalents invested with related party of $4,738,000 at December 27, 1997 and $11,613,000 at September 27, 1997.

                            See Accompanying Notes.

                                   ADVO, Inc.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)



                                               Three months ended
                                          -----------------------------

                                          December 27,     December 28,
                                             1997             1996
                                          ------------     ------------
Revenues                                    $ 262,144        $ 255,131
Costs and expenses:
   Cost of sales                              194,929          192,338
   Selling, general and
    administrative                             49,300           47,983
   Provision for bad debts                        725              807
                                            ---------        ---------
Operating income                               17,190           14,003

Interest expense                                3,561            3,863
Interest income (A)                               254              147
Other expense                                     148              152
                                            ---------        ---------
Income before income taxes                     13,735           10,135

Provision for income taxes                      5,357            3,953
                                            ---------        ---------

Net Income                                  $   8,378        $   6,182
                                            =========        =========


Earnings per common share (B)               $     .37        $     .26
                                            =========        =========

Earnings per common share
       - assuming dilution (B)              $     .36        $     .25
                                            =========        =========


Weighted average common shares                 22,419           24,221
Weighted average diluted shares                23,058           24,590


(A) Includes interest income from a related party of $106,000 and $127,000 for the three months ended December 27, 1997 and December 28, 1996, respectively.

(B) The Company adopted Statement of Financial Accounting Standards No, 128, "Earnings Per Share" ("EPS") during the first quarter of fiscal 1998. As such, prior year EPS amounts have been restated to conform to the provisions of the new statement.





                            See Accompanying Notes.

                                   ADVO, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)



                                                                   Three months ended
                                                              -----------------------------

                                                              December 27,     December 28,
                                                                 1997             1996
                                                              ------------     ------------
Net cash (used) provided by operating activities                $    (140)       $     362


Cash flows from investing activities:
  Acquisition of property, plant and equipment                     (6,887)          (6,011)
                                                                ---------        ---------

Net cash used by investing activities                              (6,887)          (6,011)


Cash flows from financing activities:
  Revolving line of credit - net                                   37,000            8,000
  Payments of long-term borrowings                                 (4,931)         (12,117)
  Payment of debt issue costs                                      (1,349)               -
  Proceeds from exercise of stock options                             481            1,721
  Purchase of common stock for treasury                           (37,974)            (144)
  Other                                                                 1                3
                                                                ---------        ---------

Net cash used by financing activities                              (6,772)          (2,537)
                                                                ---------        ---------

Decrease in cash and cash equivalents                             (13,799)          (8,186)

Cash and cash equivalents at beginning of period                   25,963           13,303
                                                                ---------        ---------

Cash and cash equivalents at end of period                      $  12,164        $   5,117
                                                                =========        =========



                            See Accompanying Notes

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 27, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 26, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 27, 1997.
Certain reclassifications have been made in the fiscal 1997 financial statements to conform with the fiscal 1998 presentation.

2.  Earnings per share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS"). Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with earnings per common share (basic) and earnings per common share - assuming dilution (diluted). Earnings per common share excludes common stock equivalents, such as stock options, and is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share - assuming dilution reflects the potential dilution that could occur if common stock equivalents, such as stock options, were exercised. All earnings per share amounts for all periods have been restated to conform to the Statement No. 128 requirement.

                                                  Three months ended
                                           --------------------------------


                                           December 27,        December 28,
                                               1997                1996
                                           ------------        ------------

Net income                                  $   8,378           $   6,182
                                            =========           =========


Weighted average common shares                 22,419              24,221

Effect of dilutive securities:
  Stock options                                   621                 360
  Restricted stock                                 18                   9
                                            ---------           ---------
Dilutive potential common shares                  639                 369


Weighted average diluted shares                23,058              24,590
                                            =========           =========

Earnings per common share                   $     .37           $     .26
                                            =========           =========

Earnings per common share - assuming
  dilution                                  $     .36           $     .25
                                            =========           =========

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS
---------------------

Revenues for the first quarter of fiscal 1998 were $262.1 million or $7.0 million over fiscal 1997's first quarter results. The 2.7% increase in revenues was derived from increases in product weights and price gains in product mix , as well as, overall volume increases. The volume gains were illustrated by the growth in average pieces per package which increased 3.7% to 8.78 during the first quarter of fiscal 1998 over the comparable period of the prior year. Offsetting this increase was the 2.6% decline in the number of shared mail packages delivered from 765.3 million during the first quarter of fiscal 1997 to
745.3 million during the first quarter of the current fiscal year. This decline was the result of the Company's strategic decision to end its `second in-home-date' program in the Detroit market and the Company's judicious management of mailings during the holiday weeks.

Cost of sales as a percentage of revenues was 74.4% for the first quarter of fiscal 1998 versus 75.4% for the first quarter of fiscal 1997. The decrease in cost of sales as a percentage of revenue was the result of cost improvements in operations and the impact of the aforementioned strategic management of the holiday programs. In absolute terms, cost of sales increased 1.3% or $2.6 million over the comparable period of a year earlier. The increase was mainly attributable to higher postage costs associated with the growth in pieces per package mentioned above, coupled with a 1.0% increase in total shared mail pieces delivered to 6,540.5 million.

As a percentage of revenue, selling, general and administrative costs, including the provisions for bad debts, remained constant at 19.1% of revenue the first three months of fiscal 1998 and fiscal 1997. In absolute terms, selling, general and administrative costs increased $1.2 million. Selling expense decreased during the first quarter of fiscal 1998 as a result of the Company's commitment to rigorous cost controls. Offsetting the decrease in selling expense was the increase in general and administrative costs which can be attributed to amortization costs associated with the new financial systems, software development and other technological enhancements, as well as compensation related charges. These increases were also somewhat offset by rigorous cost controls.

As a result of the aforementioned, the Company reported a 22.8% increase in operating income to $17.2 million for the first three months of fiscal 1998 when compared to the same period of fiscal 1997.

Interest expense relating to the credit facilities totaled $3.6 million during the first quarter of fiscal 1998 compared to $3.9 million during the first quarter of fiscal 1997. The decrease in interest expense was the result of the lower interest rates under the renegotiated credit agreement.

The effective income tax rate for the three months ended December 27, 1997 and December 28, 1996 was approximately 39%.


Earnings per share - assuming dilution was $.36 for the first quarter of fiscal 1998 which represents a 44% increase from the comparable period of the prior year resulting from the Company's improved earnings. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS") during the first quarter of fiscal 1998. As such, prior year EPS amounts have been restated to conform to the provisions of the new statement.

Weighted average common and diluted shares decreased during the first quarter of fiscal 1998 primarily due to the Company's purchase of approximately 1.9 million shares of its common stock from Warburg, Pincus Capital Partners, L.P ("Warburg") on September 29, 1997.


FINANCIAL CONDITION
-------------------

The working capital ratio remained constant at approximately 1.00 at December 27, 1997 and September 27, 1997, however the components of the ratio, current assets and current liabilities, both decreased approximately $11.0 million from the end of fiscal 1997 to the first quarter of fiscal 1998. The decrease in current assets was primarily the result of the decline in cash and cash equivalents due to scheduled debt repayments and treasury stock purchases under the Company's buyback program, offset by increases in accounts receivable due to the timing of customer payments and revenue growth. Current liabilities declined as a result of decreases in accounts payable due to the timing of vendor payments, and decreases in accrued compensation and benefits due to the payout of incentive wages related to fiscal 1997, both offset by increases in taxes payable associated with the Company's improved year to date earnings.

Total stockholders' deficiency increased $28.5 million to a net deficiency of $88.4 million at December 27, 1997. The increase in the net deficiency was the result of $38.0 million of common stock purchased by the Company primarily under its buyback program. On September 29, 1997, the Company increased its previously announced stock repurchase authorization from 2 million to 3.2 million shares. In connection with the increased authorization, the Company purchased approximately 1.9 million shares of its common stock from Warburg for $34.8 million, at $18.00 per share. The Company also purchased an additional .1 million shares of common stock for treasury for $2.8 million, at an average price of approximately $21.00 per share, on the open market during the first quarter of fiscal 1998. These purchases offset the Company's net income of $8.4 million for the first quarter of fiscal 1998.


LIQUIDITY
---------

The Company's main source of liquidity continues to be funds from operating activities. In addition, the Company has available unused credit commitments of $102 million which may be used to fund working capital. The net cash used by operating activities for the three months ended December 27, 1997 was $0.1 million versus net cash provided by operating activities of $0.4 million for the same period of the prior fiscal year. The year over year decrease was primarily related to changes in accrued compensation and benefits offset by changes in accounts receivables.

Cash and cash equivalents decreased $13.8 million to $12.2 million for the quarter ended December 27, 1997. This decrease reflects treasury stock purchases of $38.0 million primarily related to the Company's buyback program offset by net borrowings of $32.1 million. The treasury stock transaction from Warburg was funded through the Company's credit facilities. In addition, capital expenditures of $6.9 million for computerized mail sorters for the Company's production facilities and costs mainly associated with the development of the new financial systems also contributed to the decrease in cash and cash equivalents.

FINANCING ARRANGEMENTS
----------------------

The Company maintains a credit agreement which provides for total credit facilities of $300 million, consisting of a $135 million term loan and a $165 million reducing revolving line of credit. At December 27, 1997 there was $182.9 million of debt outstanding, with $11.6 million classified as current. The Company anticipates it will be able to meet its long-term debt obligations through funds generated from operations. During January of 1998, the Company reborrowed an additional $13 million under the revolving line of credit. This borrowing practice is consistent with the prior year due to the seasonality of the business.

Under the terms of the credit agreement, the Company is required to maintain certain financial ratios. In addition, the credit agreement also places restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt.


YEAR 2000 COMPLIANCE
--------------------

Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

The project is estimated to be completed not later than September 1999, which is prior to any anticipated impact on its operating systems.


FORWARD LOOKING STATEMENTS
--------------------------

Except for the historical information stated herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are accompanied by cautionary factors which would cause the Company's actual results to differ materially from those in the forward looking statements. Such factors include but are not limited to possible governmental regulation or legislation affecting aspects of the Company's business, changes in customer demand, postal and paper prices, the efficiencies achieved with technology upgrades, the amount of shares the Company will purchase in the future under its buyback program, the evaluation of the impact of Year 2000 costs, and other general economic factors.

                          Part II - Other Information


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

At the 1998 Annual Meeting of Stockholders of ADVO, Inc. (the "Company"), held on January 22, 1998, the following matters were submitted to a vote of the stockholders.

1. The election of eight Directors to serve until the Annual Meeting of Stockholders in 1999.

2. The approval of an amendment to the 1986 Employee Restricted Stock Plan, as amended.

3. The approval of an amendment to the 1988 Non-Qualified Stock Option Plan and the 1993 Stock Option Subplan, as amended.

4. The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 26, 1998.

Each of the four proposals was approved by the stockholders in its entirety. For a list of the directors elected and the votes cast for and against each of the proposals, reference is made on Exhibit No. 22, Report of Inspector of Election for ADVO, Inc.'s Annual Meeting, attached hereto.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

    (a)   Exhibit Index

          Exhibit No.           Exhibits
          -----------           --------

             22                 Report of Inspector of Election for
                                ADVO, Inc.'s Annual Meeting.

             27                 Financial Data Schedule.


    (b)   Reports on Form 8-K
          -------------------

A report on Form 8-K dated September 29, 1997 was filed by the Company. The Form reported under Item 5 thereof, that the Company announced it had increased its previously announced stock repurchase authorization from 2 million shares to 3.2 million shares. In connection with the increased authorization, the Company purchased 1,936,098 shares of its common stock from Warburg, Pincus Capital Partners L. P. for $34.8 million, at $18.00 per share. The closing price on September 29, 1997 was $18 3/8 per share.

The Company also announced it had renegotiated the March 4, 1996 credit agreement with a consortium of banks, led by Chase Manhattan Bank. The most prominent features of the new agreement included an increased credit limit to $300 million (from $250 million); reduction in the interest rate; and an increased limit on the Company's authorization to buyback its stock from $40 million to $100 million.


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






Date: February 9, 1998             By: /s/ ROBERT S. HIRST
      ----------------                 --------------------------
                                     Robert S. Hirst
                                     Vice President and Controller
                                     (Principal Accounting Officer)