Form 10-Q
period 1998-03-28
ADVO INC
filed 1998-05-08
CIK 801622

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 1998

                                           or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________       to ______________________

Commission file number 1-11720


                                   ADVO, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           Delaware                             06-0885252
          -------------                        -------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)



One Univac Lane, P.O. Box 755, Windsor, CT         06095-0755
------------------------------------------        --------------
(Address of principal executive offices)           (Zip Code)



Registrant's telephone number including area code:      (860) 285-6100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
    ___

As of April 25, 1998 there were 22,630,326 shares of common stock outstanding.

                                   ADVO, Inc.
                            Index to Quarterly Report
                                  on Form 10-Q

                          Quarter Ended March 28, 1998


                Part I - Financial Information                            Page


Item 1.   Financial Statements (Unaudited).

          Consolidated balance sheets -
              March 28, 1998 and September 27, 1997.                       2

          Consolidated statements of operations -
              Six months and three months ended
              March 28, 1998 and March 29, 1997.                           3

          Consolidated statements of cash flows -
              Six months ended  March 28, 1998
              and March 29, 1997.                                          4

          Notes to consolidated financial statements.                      5

Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                                  7



         Part II - Other Information



Item 6.    Exhibits and Reports on Form 8-K.                               10

Signatures                                                                 11

                                   ADVO, Inc.
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                        (In thousands, except share data)


                                                       March 28,          September 27,
                                                         1998                 1997
                                                     -------------        -------------

ASSETS
Current assets:
     Cash and cash equivalents (1)                     $  23,325            $  25,963
     Accounts receivable, net                             65,083               66,664
     Inventories                                           3,867                4,149
     Prepaid expenses and other current assets             3,223                4,759
     Deferred income taxes                                15,933               14,248
                                                       ---------            ---------
        Total current assets                             111,431              115,783

Property, plant and equipment                            179,870              166,991
Less accumulated depreciation and amortization           (99,986)             (90,899)
                                                       ---------            ---------
  Net property, plant and equipment                       79,884               76,092
Other assets                                              21,846               16,678
                                                       ---------            ---------

  TOTAL ASSETS                                         $ 213,161            $ 208,553
                                                       ---------            ---------
                                                       ---------            ---------

LIABILITIES
Current liabilities:
     Current portion of long-term debt                 $  13,163            $  10,125
     Accounts payable                                     39,824               44,644
     Accrued compensation and benefits                    23,686               29,245
     Other current liabilities                            32,616               31,569
                                                       ---------            ---------
        Total current liabilities                        109,289              115,583

Long-term debt                                           171,666              140,666
Deferred income taxes                                      9,856                9,589
Other liabilities                                          3,354                2,636

STOCKHOLDERS' DEFICIENCY
Series A Convertible preferred stock,
    $.01 par value (Authorized 5,000,000
    shares, none issued)                                      --                   --
Common stock, $.01 par value (Authorized
    40,000,000 shares, issued 28,839,746
    and 28,428,952 shares, respectively)                     288                  284
Additional paid-in capital                               167,705              163,317
Accumulated deficit                                     (141,298)            (155,113)
                                                       ---------            ---------
                                                          26,695                8,488
Less common stock held in
    treasury, at cost                                   (107,699)             (68,409)
                                                       ---------            ---------
Total stockholders' deficiency                           (81,004)             (59,921)
                                                       ---------            ---------

  TOTAL LIABILITIES & STOCKHOLDERS'
          DEFICIENCY                                   $ 213,161            $ 208,553
                                                       ---------            ---------
                                                       ---------            ---------


(1) Includes cash and cash equivalents invested with related party of $11,500,000 at March 28, 1998 and $11,613,000 at September 27, 1997.




                             See Accompanying Notes.

                                   ADVO, Inc.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (In thousands, except per share data)


                                              Six months ended             Three months ended
                                              -----------------           --------------------
                                             March 28,  March 29,         March 28,  March 29,
                                               1998       1997              1998        1997
                                            ---------- ----------         ---------- ---------

Revenues                                     $515,376   $497,625          $253,232   $242,494
Costs and expenses:
    Cost of sales                             384,234    376,612           189,305    184,275
     Selling, general and
       administrative                          99,644     97,370            50,344     49,386
    Provision for bad debts                     1,852      1,682             1,127        875
                                            ---------  ---------         ---------  ---------
Operating income                               29,646     21,961            12,456      7,958

Interest expense                                7,229      7,580             3,668      3,717
Interest income (A)                               511        337               257        190
Other expense                                     281        324               133        172
                                            ---------  ---------         ---------  ---------
Income before income taxes                     22,647     14,394             8,912      4,259
Provision for income taxes                      8,832      5,614             3,476      1,661
                                            ---------  ---------         ---------  ---------
Net income                                   $ 13,815   $  8,780          $  5,436   $  2,598
                                            ---------  ---------         ---------  ---------
                                            ---------  ---------         ---------  ---------


Earnings per common share (B)                $    .62   $    .36          $    .24   $    .11
                                            ---------  ---------         ---------  ---------
                                            ---------  ---------         ---------  ---------

Earnings per common share
      - assuming dilution (B)                $    .60   $    .36          $    .24   $    .11
                                            ---------  ---------         ---------  ---------
                                            ---------  ---------         ---------  ---------


 Weighted average common shares                22,427     24,283            22,435     24,345
 Weighted average diluted shares               23,048     24,617            23,037     24,641

(A) Includes interest income from a related party of $336,000 and $169,000 for the six months and three months ended March 28, 1998 and $98,000 and $78,000 for the six months and three months ended March 29, 1997, respectively.

(B) The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS") during the first quarter of fiscal 1998. Prior year EPS amounts have been restated to conform to the provisions of the new statement.



                             See Accompanying Notes.

                                   ADVO, Inc.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)



                                                              Six  months ended
                                                            ---------------------
                                                            March 28,   March 29,
                                                              1998         1997
                                                            ---------   ---------

Net cash provided by operating activities                    $ 24,424    $ 20,264

Cash flows from investing activities:
   Acquisition of property, plant and equipment               (11,374)    (13,884)
   Proceeds from disposals of property and equipment             --            14
   Acquisitions, net of cash acquired                         (10,720)         --
                                                            ---------   ---------


Net cash used by investing activities                         (22,094)    (13,870)


Cash flows from financing activities:
  Revolving line of credit - net                               41,500       4,000
  Payments of long-term borrowings                             (7,462)    (13,930)
  Payment of debt issue costs                                  (1,349)         --
  Proceeds from exercise of stock options                       1,818       1,934
  Purchase of common stock for treasury                       (39,476)       (986)
  Other                                                             1           3
                                                            ---------   ---------
Net cash used by financing activities                          (4,968)     (8,979)
                                                            ---------   ---------
Decrease in cash and cash equivalents                          (2,638)     (2,585)

Cash and cash equivalents at beginning of period               25,963      13,303
                                                            ---------   ---------
Cash and cash equivalents at end of period                   $ 23,325    $ 10,718
                                                            ---------   ---------
                                                            ---------   ---------


                             See Accompanying Notes

                                   ADVO, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 28, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 26, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 27, 1997. Certain reclassifications have been made in the fiscal 1997 financial statements to conform with the fiscal 1998 presentation.

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


                                             Six months ended             Three months ended
                                           -------------------          --------------------

                                            March 28,  March 29,        March 28,  March 29,
                                               1998      1997            1998       1997
                                           ---------   ---------       --------  ----------
Net income                                   $13,815   $ 8,780          $ 5,436   $ 2,598


Weighted average common shares                22,427    24,283           22,435    24,345

Effect of dilutive securities:
  Stock options                                  600       322              579       283
  Restricted stock                                21        12               23        13
                                           ---------   ---------       --------  --------
Dilutive potential common shares                 621       334              602       296


Weighted average diluted shares               23,048    24,617           23,037    24,641
                                           ---------   ---------       --------  --------
                                           ---------   ---------       --------  --------

Earnings per common share                    $   .62    $  .36           $  .24    $  .11
                                           ---------   ---------       --------  --------
                                           ---------   ---------       --------  --------

Earnings per common share - assuming
  dilution                                   $   .60    $  .36           $  .24    $  .11
                                           ---------   ---------       --------  --------
                                           ---------   ---------       --------  --------

3.  Acquisitions

On February 27, 1998, the Company acquired The Mailhouse, Inc., a cooperative coupon envelope mail company, for approximately $10.7 million. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired company have been included in the consolidated statements of operations from its acquisition date. The acquired assets have been recorded at their estimated fair values. This acquisition did not have a material pro forma effect on operations for periods prior to the acquisition.

                                   ADVO, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS

Revenues increased $10.7 million or 4.4% during the second quarter and $17.8 million or 3.6% for the six months ended March 28, 1998 when compared to the same periods of fiscal 1997. The revenue growth for both the three and six month periods was primarily driven by rising revenue per piece attributable to the increases in product weights associated with the Company's preprint customers, as well as growth in volume. To a lesser extent, price increases also contributed to the revenue growth for the second quarter of fiscal 1998. Volume growth is reflected in average pieces per package which increased 2.7% to 8.55 pieces and 3.2% to 8.66 pieces per package, respectively, for the three and six months ended March 28, 1998 over the same periods in the prior year. The Company decided to strategically discontinue its 'second in-home-date' program in the Detroit market and, as such, total packages mailed during the three and six month period ended March 28, 1998 declined 1.2% and 1.9%, respectively, offsetting the volume gains to a degree.

As a percentage of revenue, cost of sales decreased approximately 1% to 75% for the three and six months ended March 28, 1998. The decrease in cost of sales as a percentage of revenue was the result of efficiencies and cost containment in the Company's branch operations. In addition, the flow-through of the price increase favorably impacted cost of sales as a percentage of revenue for the three months ended March 28, 1998. Both periods experienced increases, in absolute terms, of $5.0 million and $7.6 million for the three and six month periods ended March 28, 1998, respectively, when compared to the prior year. The increases were mainly attributable to higher distribution costs, including postage costs, associated with heavier pieces mailed by the Company's preprint customers offset by the branch efficiencies mentioned above. In addition, higher volume associated with increases in total shared mail pieces delivered for the second quarter and first half of fiscal 1998, also contributed to higher distribution costs during the above periods.

Selling, general and administrative costs, including the provision for bad debts, as a percentage of revenue, decreased slightly to 20.3% and to 19.7% for the quarter and six months ended March 28, 1998, respectively, as compared to the prior year. The second quarter and first half of fiscal 1998 experienced absolute increases of $1.2 million and $2.4 million, respectively, in selling, general and administrative costs when compared to the same periods of fiscal 1997. Selling expense decreased $ .2 million and $1.7 million during the second quarter and six months ended of fiscal 1998 as a result of the strict cost controls in place by the Company. The increases in general and administrative costs of $1.4 million and $4.1 million for the three and six months ended March 28, 1998, respectively, were due to the amortization of costs associated with new financial systems, software development and other technological enhancements, as well as compensation related expenses. These increases were somewhat offset by the Company's strong cost control focus.

As a result of the above, operating income increased 56.5% to $12.5 million during the second quarter, and 35.0% to $29.6 million during the first six months of fiscal 1998, compared to the prior year.

Lower interest rates under the renegotiated credit agreement resulted in slightly lower interest expense amounts for the three and six months ended March 28, 1998 of $3.7 million and $7.2 million, respectively.

The effective income tax rate for the three and six months ended March 28, 1998 and March 29, 1997 was approximately 39% for both periods.

Earnings per share - assuming dilution increased to $.24 for the second quarter of fiscal 1998 representing a 118% increase from the comparable period of the prior year. For the first half of fiscal 1998, the Company reported earnings per share - assuming dilution of $.60, representing a 67% increase over the first half of fiscal 1997. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS") during the first quarter of fiscal 1998. As such, prior year EPS amounts have been restated to conform to the provisions of the new statement.

Weighted average common and diluted shares decreased from prior periods primarily due to the Company's purchase of approximately 1.9 million shares of its common stock from Warburg, Pincus Capital Partners, L.P ("Warburg") during the first quarter of fiscal 1998.


FINANCIAL CONDITION

Working capital increased $1.9 million from September 27, 1997. The increase in working capital from the end of the prior fiscal year mainly reflects a decrease in accounts payable due to the timing of vendor payments and a decrease in accrued compensation and benefits due to the incentive compensation payout in fiscal 1998 which related to fiscal 1997, offset by an increase in taxes payable associated with the Company's improved year to date earnings. The working capital ratio increased from 1.00 at September 27, 1997 to 1.02 at March 28, 1998.

Total stockholders' deficiency increased $21.1 million to a net deficiency of $81.0 million at March 28, 1998. The increase in the net deficiency was primarily the result of $39.5 million of common stock purchased by the Company, $37.8 million of which was due to purchases under its buyback program and $1.7 million pursuant to elections by employees to satisfy withholding tax requirements under the Company's restricted stock and stock option plans. During the first quarter of fiscal 1998, the Company increased its previously announced stock repurchase authorization from 2 million to 3.2 million shares. In connection with the increased authorization, the Company purchased approximately
1.9 million shares of its common stock from Warburg for $34.8 million. The Company also purchased an additional .1 million shares of common stock for treasury for $3.0 million on the open market during the first six months of fiscal 1998. Overall, the treasury stock purchases were offset somewhat by the Company's net income of $13.8 million for the six months ended March 28, 1998.


PROPERTY, PLANT AND EQUIPMENT

Investments in property, plant and equipment for the six months ended March 28, 1998 totaled $11.4 million. These investments include computerized mail sorters for the Company's production facilities, acquisitions of computer software and hardware, as well as costs associated with the development of new software in order to improve operating efficiencies. The Company expects its capital expenditure plan for the remaining of the year to be approximately $18.0 million.

The Company has undertaken several projects to improve operating performance and efficiencies, including several system initiatives. These projects are designed to address the Company's system needs while simultaneously addressing the Year 2000 issues. To the extent these acquisitions and development of new systems are being made as an indirect result of Year 2000, they will be capitalized under the Company's normal capitalization policy.

LIQUIDITY

The Company's main source of liquidity continues to be funds from operating activities. In addition, the Company has available unused credit commitments of approximately $98 million which may be used to fund working capital. The net cash provided by operating activities increased $4.2 million to $24.4 million when comparing the first half of fiscal 1998 to the first half of fiscal 1997. The increase was mainly attributable to the Company's improved operating results and decreases in accounts receivable due to improved collections, both offset by changes in accrued compensation and benefits.

The Company experienced a $2.6 million decrease in cash and cash equivalents during the first six months of fiscal 1998. The decrease is comprised of net cash provided by operating activities of $24.4 offset by net cash outlays for investing and financing activities of $22.1 million and $5.0 million, respectively. Investing activities for the first six months included expenditures for property, plant and equipment of $11.4 million detailed above and $10.7 million for the acquisition of The Mailhouse, Inc., a cooperative coupon envelope mail company made during the second quarter of fiscal 1998. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired company have been included in the consolidated statements of operations from its acquisition date. Financing activities reflect treasury stock purchases of $39.5 million primarily related to the Company's buyback program, offset by net borrowings of $34.0 million.


FINANCING ARRANGEMENTS

The Company maintains a credit agreement which provides for total credit facilities of $300 million, consisting of a $135 million term loan and a $165 million reducing revolving line of credit. At March 28, 1998 there was $184.8 million of debt outstanding, with $13.2 million classified as current. The Company anticipates it will be able to meet its long-term debt obligations through funds generated from operations.

During the second quarter of fiscal 1998 the Company entered into two separate three year interest rate swap transaction agreements to hedge notional amounts totaling $100 million. The rate is fixed at approximately 5.7%. These agreements entitle the Company to pay no more or less than the specified rate plus applicable margin, as defined. The Company believes the interest rate swap transaction agreements limit substantial risk should interest rates fluctuate. These agreements had no effect on interest expense during the second quarter of fiscal year 1998.

Under the terms of the credit agreement, the Company is required to maintain certain financial ratios. In addition, the credit agreement also places restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt.


YEAR 2000 COMPLIANCE

The Company recognizes that certain of its systems will have potential operational problems for Year 2000 and beyond. The Year 2000 issue is the result of computer programs written in two, rather than four, digits to identify the applicable year. Based on a recent assessment, the Company has determined it will be required to modify or replace significant portions of its software so that its computer and production systems will function properly with respect to dates in the Year 2000 and thereafter. Replacements of systems will be capitalized under the Company's normal capitalization policy. (See discussion under Property, Plant & Equipment).

The cost of modifying the required systems to be Year 2000 compliant is estimated between $7 and $8 million and will be expensed as incurred. These costs will be partially funded through the shifting of existing resources through 1999. The Company will utilize both internal and external resources to complete the Year 2000 modifications.

The Company presently believes that with timely modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer and production systems and will not have a material impact on the Company's consolidated financial position or results of operations. The project is estimated to be completed no later than September 1999, which is prior to any anticipated impact on its operating systems. Further, the Company has also made appropriate inquiries of third parties to determine the extent to which potential problems may arise from interfaces as a result of the third parties failure to remediate their own Year 2000 issues in a timely manner. Such failures of the Company and/or third parties' computer systems could have a material adverse effect on the operations and financial condition of the Company and on the Company's ability to engage in normal business activities.

The estimated cost of the project and date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, due to the complexity of the issues and possible unidentified risks there can be no guarantee that these estimates will be achieved and therefore, actual costs could materially differ from those estimated.

FORWARD LOOKING STATEMENTS

Except for the historical information stated herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are accompanied by cautionary factors which would cause the Company's actual results to differ materially from those in the forward looking statements. Such factors include but are not limited to possible governmental regulation or legislation affecting aspects of the Company's business, changes in customer demand, postal and paper prices, the efficiencies achieved with technology upgrades, the amount of shares the Company will purchase in the future under its buyback program, the successful completion of the Year 2000 transition, and other general economic factors.




                           Part II - Other Information


Item 6.   Exhibits and Reports on Form 8-K

      (a)   Exhibit Index


        Exhibit No.       Exhibits                        # of columns          Periods covered               Restated tag?
        ----------        --------                        ------------          -----------------            ---------------
           27.1           Financial Data Schedule.        One                   Current year-to-date          No
                                                                                figures

           27.2           Financial Data Schedule         Two                   Quarters 1 and 3              Yes
                                                                                of fiscal 1997

           27.3           Financial Data Schedule         Two                   Fiscal year end 1997          Yes
                                                                                and 1996


(b)  Reports on Form 8-K

No report on Form 8-K was filed by the Company with respect to the quarter ended March 28, 1998.

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                   SIGNATURES






     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   ADVO, Inc.





Date: May  8, 1998                            By:  /s/ DONALD E. MCCOMBS
                                                   --------------------------
                                                   Donald E. McCombs
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)