Form 10-Q
period 1998-06-27
ADVO INC
filed 1998-08-10
CIK 801622

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 1998

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ____________


Commission file number 1-11720


                                   ADVO, Inc.
                     -------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                      06-0885252
------------------------------                      ------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


One Univac Lane, P.O. Box 755, Windsor, CT              06095-0755
------------------------------------------           ------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number including area code:      (860) 285-6100
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

Yes   X         No

     As of July 25, 1998 there were 22,402,505 shares of common stock outstanding.

                                   ADVO, Inc.
                            Index to Quarterly Report
                                  on Form 10-Q

                           Quarter Ended June 27, 1998




                         Part I - Financial Information
                         ------------------------------

                                                                           Page
                                                                           ----

Item 1.   Financial Statements (Unaudited).

          Consolidated balance sheets -
              June 27, 1998 and September 27, 1997.                          2

          Consolidated statements of operations -
              Nine months and three months ended
              June 27, 1998 and June 28, 1997.                               3

          Consolidated statements of cash flows -
              Nine months ended June 27, 1998
              and June 28, 1997.                                             4

          Notes to consolidated financial statements.                        5

Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                                    7



                           Part II - Other Information
                           ---------------------------


Item 5.    Other Information.                                               10

Item 6.    Exhibits and Reports on Form 8-K.                                11

Signatures                                                                  12




                                   ADVO, Inc.
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                        (In thousands, except share data)



                                                                                 June  27,            September 27,
ASSETS                                                                              1998                      1997
                                                                             -----------------        ------------
Current assets:
     Cash and cash equivalents (1)                                           $    14,979               $    25,963
     Accounts receivable, net                                                     62,052                    66,664
     Inventories                                                                   3,414                     4,149
     Prepaid expenses and other current assets                                     3,631                     4,759
     Deferred income taxes                                                        15,610                     14,248
                                                                            ------------               ------------
        Total current assets                                                      99,686                   115,783

Property, plant and equipment                                                    183,970                   166,991
Less accumulated depreciation and amortization                                 (105,294)                  ( 90,899)
                                                                             ----------                -----------
  Net property, plant and equipment                                               78,676                    76,092
Other assets                                                                      23,583                    16,678
                                                                            ------------               -----------

  TOTAL ASSETS                                                               $   201,945               $  208,553
                                                                             -----------               ----------
                                                                             -----------               ----------
LIABILITIES
Current liabilities:
     Current portion of long-term debt                                       $    14,681               $    10,125
     Accounts payable                                                             30,446                    44,644
     Accrued compensation and benefits                                            23,770                    29,245
     Other current liabilities                                                    29,642                    31,569
                                                                             -----------               -----------
        Total current liabilities                                                 98,539                   115,583

Long-term debt                                                                   163,116                   140,666
Deferred income taxes                                                              9,955                     9,589
Other liabilities                                                                  3,366                     2,636

STOCKHOLDERS' DEFICIENCY
Series A Convertible preferred stock,
    $.01 par value (Authorized 5,000,000
    shares, none issued)                                                              --                        --
Common stock, $.01 par value (Authorized
    40,000,000 shares, issued 28,940,114
    and 28,428,952 shares, respectively)                                             289                       284
Additional paid-in capital                                                       169,435                   163,317
Accumulated deficit                                                            (129,156)                  (155,113)
                                                                             ----------                -----------
                                                                                 40,568                      8,488
Less common stock held in
    treasury, at cost                                                          (113,599)                   (68,409)
                                                                             ----------                -----------
Total stockholders' deficiency                                                  (73,031)                   (59,921)
                                                                             ----------                -----------
  TOTAL LIABILITIES & STOCKHOLDERS'
          DEFICIENCY                                                         $  201,945                $   208,553
                                                                             ----------                -----------
                                                                             ----------                -----------




(1) Includes cash and cash equivalents invested with related party of $5,850,000 at June 27, 1998 and $11,613,000 at September 27, 1997.

                             See Accompanying Notes.

                                   ADVO, Inc.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (In thousands, except per share data)


                                                    Nine months ended                       Three months ended
                                               ----------------------------            -----------------------------
                                               June 27,            June 28,            June 27,             June 28,
                                                  1998                1997               1998                  1997
                                               ----------        ----------            -----------         ---------
Revenues                                    $    784,397        $     755,868        $     269,021       $   258,243
Costs and expenses:
    Cost of sales                                578,389              565,541              194,155           188,929
     Selling, general and
       administrative                            150,368              145,562               50,725            48,190
    Provision for bad debts                        2,790                3,674                  937             1,993
                                            ------------        -------------        -------------       -----------
Operating income                                  52,850               41,091               23,204            19,131

Interest expense                                  10,631               11,211                3,402             3,631
Interest income (1)                                  774                  486                  262               149
Other expense                                        441                  490                  160               167
                                            ------------         ------------        -------------       -----------
Income before income taxes                        42,552               29,876               19,904            15,482

Provision for income taxes                        16,596               11,651                7,762             6,038
                                            ------------        -------------        -------------       -----------
Net income                                  $     25,956        $      18,225        $      12,142       $     9,444
                                            ------------        -------------        -------------       -----------
                                            ------------        -------------        -------------       -----------
Earnings per common share (2)               $       1.16        $         .75        $         .54       $       .39
                                            ------------        -------------        -------------       -----------
                                            ------------        -------------        -------------       -----------
Earnings per common share
              - assuming dilution (2)       $       1.12        $         .74        $         .52       $       .38
                                            ------------        -------------        -------------       -----------
                                            ------------        -------------        -------------       -----------


 Weighted average common shares                   22,452               24,324               22,502            24,406
 Weighted average diluted shares                  23,095               24,636               23,189            24,671





(1) Includes interest income from a related party of $512,000 and $176,000 for the nine months and three months ended June 27, 1998 and $356,000 and $117,000 for the nine months and three months ended June 28, 1997, respectively.

(2) The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS") during the first quarter of fiscal 1998. Prior year EPS amounts have been restated to conform to the provisions of the new statement.






                             See Accompanying Notes.

                                   ADVO, Inc.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)



                                                                       Nine months ended
                                                            ------------------------------------

                                                               June 27,                June 28,
                                                                 1998                    1997
                                                           ---------------         -------------
Net cash provided by operating activities                 $       32,786         $      33,726


Cash flows from investing activities:
   Acquisition of property, plant and equipment                  (15,799)              (20,914)
   Proceeds from disposals of property and equipment                   6                    19
   Acquisitions, net of cash acquired                            (10,720)                   --
                                                                 -------             ---------
Net cash used by investing activities                            (26,513)              (20,895)

Cash flows from financing activities:
  Revolving line of credit - net                                  37,000                 2,000
  Payments of long-term borrowings                                (9,994)              (15,744)
  Payment of debt issue costs                                     (1,349)                    -
  Proceeds from exercise of stock options                          2,365                 2,162
  Purchase of common stock for treasury                          (45,280)               (2,619)
  Other                                                                1                    (1)
                                                                --------             ---------
Net cash used by financing activities                            (17,257)              (14,202)
                                                                --------             ---------
Decrease in cash and cash equivalents                            (10,984)               (1,371)

Cash and cash equivalents at beginning of period                  25,963                13,303
                                                                --------             ---------
Cash and cash equivalents at end of period                      $ 14,979             $  11,932
                                                                --------             ---------
                                                                --------             ---------














                             See Accompanying Notes

                                   ADVO, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 27, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 26, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 27, 1997. Certain reclassifications have been made in the fiscal 1997 financial statements to conform with the fiscal 1998 presentation.


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

                                                     Nine months ended                      Three months ended
                                           ----------------------------------     ----------------------------

                                                June 27,             June  28,       June 27,         June 28,
                                                 1998                  1997            1998              1997
                                           ------------         -------------      ------------     -----------
Net income                                 $     25,956         $     18,225       $     12,142     $     9,444

Weighted average common shares                   22,452              24,324              22,502          24,406

Effect of dilutive securities:
  Stock options                                     617                 300                 652             255
  Restricted stock                                   26                  12                  35              10
                                           ------------         -----------         -----------      ----------
Dilutive potential common shares                    643                 312                 687             265

Weighted average diluted shares                  23,095              24,636              23,189          24,671
                                           ------------         -----------         -----------       ---------
                                           ------------         -----------         -----------       ---------
Earnings per common share                  $       1.16         $       .75         $       .54      $      .39
                                           ------------         -----------         -----------       ---------
                                           ------------         -----------         -----------       ---------
Earnings per common share - assuming
  dilution                                 $       1.12         $       .74         $       .52       $     .38
                                           ------------         -----------         -----------       ---------
                                           ------------         -----------         -----------       ---------


                                   ADVO, Inc.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)


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

RESULTS OF OPERATIONS

Revenues increased $10.8 million or 4.2% during the third quarter of fiscal 1998 and increased $28.5 million or 3.8% for the nine months ended June 27, 1998 when compared to the same periods of the prior year. The revenue growth for both the three and nine month periods was attributable to rising revenue per piece as a result of increases in product weights associated with the Company's preprint customers and volume shifts in product mix, as well as revenues associated with the Company's acquisition of MailHouse, Inc. To a lesser extent, price increases also contributed to the revenue growth for the third quarter of fiscal 1998. Offsetting these increases was approximately a 2% strategically driven reduction in shared mail packages for both the three and nine months ended June 27, 1998 when compared to the same periods of the prior year. The Company's pieces per package increased from 8.67 to 8.76 for the third quarter of fiscal 1998 and from 8.48 to 8.69 for the nine months ended June 27, 1998.

Cost of sales as a percentage of revenue decreased approximately 1% to 72.2% and 73.7%, respectively, for the three and nine months ended June 27, 1998. This decrease was the result of favorable operating efficiencies and cost controls in the branch operations of the Company and postage savings. In absolute terms, cost of sales increased $5.2 million for the three months ended June 27, 1998 and $12.8 million for the first nine months of fiscal 1998 when compared to the same periods of the prior year. The increase for both the three and nine month period was mainly attributable to increased print expense, higher distribution and delivery costs partially offset by the strategic reduction in shared mail packages and branch operating efficiencies.

For the quarter and nine months ended June 27, 1998 selling, general and administrative costs, including the provision for bad debts, increased $1.5 million and $3.9 million, respectively. As a percentage of revenue, selling, general and administrative costs decreased approximately .2% to 19.2% and to
19.5 %, respectively, for the third quarter and nine months of fiscal 1998 when compared to the same periods of fiscal 1997. Strict cost controls in place by the Company and lower bad debt expense contributed to the $ 2.1 million and $3.8 million decrease in selling expense during the third quarter and nine months of fiscal 1998. The increases in general and administrative costs of $3.6 million and $7.7 million for the three and nine months ended June 27, 1998, respectively, were due to the amortization of costs associated with new financial systems, software development and other technological enhancements, as well as compensation related expenses. In addition, remediation costs associated with the Year 2000 issue also contributed to the increase in general and administrative costs for the quarter and year to date periods. These increases were somewhat offset by the Company's strong cost control focus.

As a result of the above, the Company reported operating income of $23.2 million and $52.8 million for the third quarter and nine months ended June 27, 1998 representing a 21.3% and 28.6% increase, respectively, over the same periods in the prior year. Operating income as a percentage of revenue increased from 7.4% to 8.6% for the three months ended June 27, 1998 and increased from 5.4% to 6.7% for the nine months of fiscal 1998 over the same periods of the prior year.

Lower interest rates under the renegotiated credit agreement resulted in slightly lower interest expense amounts for the three and nine months ended June 27, 1998 of $3.4 million and $10.6 million, respectively.

The effective income tax rate for the three and nine months ended June 27, 1998 and June 28, 1997 was approximately 39% for both periods.

                                   ADVO, Inc.
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


For the three months ended June 27, 1998, the Company reported earnings per share - assuming dilution of $.52, representing a 36.8% increase from the comparable period of the prior year. Earnings per share - assuming dilution increased 51.4% to $1.12 for the nine months ended June 27, 1998 from the same period of the prior year. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS") during the first quarter of fiscal 1998. As such, prior year EPS amounts have been restated to conform to the provisions of the new statement.

Weighted average common and diluted shares decreased from prior periods primarily due to the Company's stock buyback program, including the purchase of approximately 1.9 million shares of its common stock from Warburg, Pincus Capital Partners, L.P ("Warburg") during the first quarter of fiscal 1998.


FINANCIAL CONDITION

The working capital ratio remained relatively flat at 1.01 at June 27, 1998 versus 1.00 at September 27, 1997, however, the components of the ratio decreased approximately $17 million from the end of fiscal 1997. The decrease in current assets was primarily the result of the decline in cash and cash equivalents due to scheduled debt repayments and treasury stock purchases under the Company's buyback program, in addition to decreases in accounts receivables. Current liabilities declined primarily as a result of decreases in accounts payable due to the timing of vendor payments.

Total stockholders' deficiency increased $13.1 million to a net deficiency of $73.0 million at June 27, 1998. The increase in the net deficiency was primarily the result of $45.3 million of common stock purchased by the Company, $43.3 million of which was due to purchases under its buyback program and $2.0 million pursuant to elections by employees to satisfy withholding tax requirements under the Company's restricted stock and stock option plans. During the first quarter of fiscal 1998, the Company increased its previously announced stock repurchase authorization from 2 million to 3.2 million shares. In connection with the increased authorization, the Company purchased approximately 1.9 million shares of its common stock from Warburg for $34.8 million. The Company has also purchased an additional .3 million shares of common stock for treasury for $8.5 million on the open market during the nine months ended June 27, 1998. Overall, the treasury stock purchases were offset to a degree by the Company's net income of $26.0 million for the nine months ended June 27, 1998.


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment investments of $15.8 million for the nine months ended June 27, 1998 include computerized mail sorters for the Company's production facilities, acquisitions of computer software and hardware, as well as costs associated with the development of new software in order to improve operating efficiencies. The Company expects its capital expenditure plan for the remainder of the year to be approximately $14 million.

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

                                   ADVO, Inc.
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


LIQUIDITY

The Company's main source of liquidity continues to be funds from operating activities. In addition, the Company has available unused credit commitments of approximately $102.2 million, relating to the Company's revolving line of credit, which may be used to fund working capital. The net cash provided by operating activities decreased slightly from $33.7 million at June 28, 1997 to $32.8 at June 27, 1998.

The Company experienced an $11.0 million decrease in cash and cash equivalents during the nine months ended June 27, 1998. The overall decrease was a result of the cash outlay of $43.8 million associated with investing and financing activities, offset by cash provided by operating activities of $32.8 million. Investing activities for the nine months included expenditures for property, plant and equipment of $15.8 million detailed above and $10.7 million for the acquisition of The Mailhouse, Inc., a cooperative coupon envelope mail company, purchased during the second quarter of fiscal 1998. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired company have been included in the consolidated statements of operations from its acquisition date. Financing activities reflect treasury stock purchases of $45.3 million primarily related to the Company's buyback program, offset by debt borrowings, net of repayments, of $27.0 million.


FINANCING ARRANGEMENTS

The Company maintains a credit agreement which provides for total credit facilities of $300 million, consisting of a $135 million term loan and a $165 million reducing revolving line of credit. At June 27, 1998 there was $177.8 million of debt outstanding, with $14.7 million classified as current. The Company anticipates it will be able to meet its long-term debt obligations through funds generated from operations. During July 1998, the Company reborrowed an additional $5 million under the revolving line of credit.

During the second quarter of fiscal 1998 the Company entered into two separate three year interest rate swap transaction agreements to hedge notional amounts totaling $100 million. The rate is fixed at approximately 5.7%. These agreements entitle the Company to pay no more or less than the specified rate plus applicable margin, as defined. The Company believes the interest rate swap transaction agreements limit substantial risk should interest rates fluctuate. These agreements had no material effect on interest expense during the third quarter and first nine months of fiscal 1998.

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

                                   ADVO, Inc.
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


The Company's current estimate of the cost of modifying the required systems to be Year 2000 compliant is estimated to be between $10 and $11 million and will be expensed as incurred. These costs will be partially funded through the shifting of existing resources through 1999. The Company will utilize both internal and external resources to complete the Year 2000 modifications. Remediation costs incurred through the third quarter of fiscal 1998 totaled $1.6 million.

The Company currently believes that with timely modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer and production systems and will not have a material impact on the Company's consolidated financial position or results of operations. The project is estimated to be completed no later than September 1999, which is prior to any anticipated impact on its operating systems. Further, the Company has also made appropriate inquiries of third parties to determine the extent to which potential problems may arise from interfaces as a result of the third parties' failure to remediate their own Year 2000 issues in a timely manner. Such failures of the Company and/or third parties' computer systems could have a material adverse effect on the operations and financial condition of the Company and on the Company's ability to engage in normal business activities.

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


                           Part II - Other Information

Item 5.       Other Information

Subsequent to the quarter ended June 27, 1998, Robert Kamerschen, the Company's Chief Executive Officer, exercised 381,951 options on August 4, 1998 at an exercise price of $12.875. These options were exercised under the Company's 1988 Non-qualified Stock Option Plan and the 1993 Stock Option Subplan, as amended and were scheduled to expire in November of 1998. The options were exercised in a stock for stock transaction, Mr. Kamerschen returned shares to pay for the exercise price and certain tax withholding obligations. As a result of such exercise, Mr. Kamerschen received 117,845 shares. The market price on August 4, 1998 was $30.00 .

Item 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibit Index

           Exhibit No.                     Exhibits

               27                          Financial Data Schedule.



    (b)    Reports on Form 8-K

A report on Form 8-K dated June 23, 1998 was filed by the Company. The Form reported under Item 5 thereof, that Robert Kamerschen, 62, Chairman of the Board and Chief Executive Officer for the past ten years, would step aside as CEO effective January 1, 1999. He will remain as Chairman as part of an orderly senior management succession plan. Mr. Kamerschen's hand picked successor as CEO, Gary Mulloy, 53, has been the Company's President and Chief Operating Officer since 1996.



Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                   SIGNATURES






        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       ADVO, Inc.






Date: August  10, 1998                   By:  /s/ DONALD E. MCCOMBS
      ----------------                       ----------------------
                                                  Donald E. McCombs
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)