Form 10-K
period 1998-09-26
ADVO INC
filed 1998-12-17
CIK 801622

                                   ADVO, Inc.

                                   Form 10-K

                               September 26, 1998

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

For the fiscal year ended September 26, 1998
                          ------------------

                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________ to _________

Commission file number 1-11720

                                  ADVO, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                 06-0885252
-------------------------------------     --------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

   One Univac Lane, P.O. Box 755,
             Windsor, CT                                06095-0755
-------------------------------------     --------------------------------------
   (Address of principal executive                      (Zip Code)
              offices)

      Registrant's telephone number, including area code: (860) 285-6100
                                                          ----------------

Securities registered pursuant to Section 12(b) of the Act:

               Common Stock and Rights, par value $.01 per share
               -------------------------------------------------
                               (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                                     ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the registrant at November 27, 1998 was $506,416,219. On that date, there were 22,133,572 outstanding shares of the registrant's common stock.

Documents Incorporated by Reference:

Portions of the 1998 Annual Report to Stockholders are incorporated by reference into Parts II and IV of this Report.

Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   ADVO, INC.
                          INDEX TO REPORT ON FORM 10-K
                     FOR THE YEAR ENDED SEPTEMBER 26, 1998

                                     PART I

ITEM                                                                        PAGE
----                                                                        ----
 1. Business................................................................  1
 2. Properties..............................................................  5
 3. Legal Proceedings.......................................................  5
 4. Submission of Matters to a Vote of Security Holders.....................  5

                                    PART II

 5. Market for Registrant's Common Equity and Related Stockholder Matters...  6
 6. Selected Financial Data.................................................  7
 7. Management's Discussion and Analysis of Financial Condition and Results
    of Operations...........................................................  7
7a. Quantitative and Qualitative Disclosure about Market Risk...............  7
 8. Financial Statements and Supplementary Data.............................  7
 9. Changes in and Disagreements with Accountants on Accounting and Finan-
    cial Disclosure.........................................................  7

                                    PART III

10. Directors and Executive Officers of the Registrant......................  8
11. Executive Compensation..................................................  8
12. Security Ownership of Certain Beneficial Owners and Management..........  8
13. Certain Relationships and Related Transactions..........................  8

                                    PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.........  8

                                    PART I

ITEM 1. BUSINESS

GENERAL

  ADVO, Inc. ("ADVO" or the "Company") is a direct mail marketing firm primarily engaged in soliciting and processing printed advertising from retailers, manufacturers and service companies for targeted distribution by both shared and solo mail to consumer households in the United States on a national, regional and local basis. Founded in 1929 as a hand delivery company, the Company entered the direct mail industry as a solo mailer in 1946 and began its shared mail program in 1980. The Company currently is the largest commercial user of third-class mail in the United States.

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

  ADVO's principal executive offices are located at One Univac Lane, Windsor, Connecticut 06095.

PRODUCTS AND SERVICES

  ADVO's direct mail marketing products and services include shared mail and solo mail. ADVO also provides ancillary services in conjunction with its direct mail marketing programs. In addition, during fiscal 1998, the Company acquired a franchise-based coupon envelope mail company.

SHARED MAIL

  In the Company's shared mail programs (Marriage Mail(R) and Mailbox Values(R)), the advertisements of several advertisers are combined into a single mail package.

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

  During fiscal 1998, the Company began offering the nationwide availability of ADVO Targeting Zones ("ATZs") which enables advertisers to target their ads to consumer clusters of about 3,500 households. ATZs are neighboring postal carrier delivery routes within a ZIP Code that are clustered together based on shared demographic characteristics and proximity to key retail shopping areas.

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

  As a part of its shared mail programs, the Company provides the addresses of the households receiving the mail packages, sorts, processes and transports the advertising material for ultimate delivery through the United States Postal Service ("USPS"). Generally, larger businesses, such as food chains and mass merchandisers, will provide the Company with preprinted advertising materials in predetermined quantities. In the case of manufacturers and small retail customers, the Company may perform graphics services and act as a broker for the required printing. The Company also offers shared mail customers numerous standard turnkey advertising products in a variety of sizes and colors.

  The Company believes its shared mail programs are the largest programs of their kind.

  Marriage Mail(R) is a weekly mail program with coverage, on average, of 60 million households in approximately 120 markets. This program is used by local and national retailers. The ZIP Code configuration selected for each market is normally determined by population density and by proximity to retail outlets. Retailers with multiple locations and weekly frequency have a great influence on the ZIP Codes chosen by the Company for its weekly mailings. The Company derives most of its revenues from the Marriage Mail(R) program.

  In fiscal 1997, the Company formed a new network, known as ADVO National Network Extension ("A.N.N.E."), of regional shared mail companies to provide its clients with extended coverage outside the markets already served by the Company. Approximately an additional 21.5 million households can be reached on a shared mail basis through A.N.N.E. The Company handles the clients' orders directly and manages distribution of their advertising through A.N.N.E.'s partners. Conversely, A.N.N.E. enables participating partners (shared mail companies) to offer their clients extended marketplace reach using the Company's services.

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

OTHER PRODUCTS AND SERVICES

  Through a specialized firm hired by the Company to manage it, the Company rents portions of its mailing list to organizations interested in distributing their own mailings. The Company may or may not perform the associated distribution services for the customer.

  ADVO Creative Services, Inc., based in Texas, is a wholly-owned subsidiary of the Company which specializes in the coordination and production of custom promotional magazines and circulars which, in most cases, are then distributed by the Company.

  On February 27, 1998, the Company acquired The Mailhouse, Inc., a franchise-based cooperative coupon envelope mail company headquartered in Avon, MA. The company was renamed MailCoups, Inc. ("MailCoups") and operates as a subsidiary of ADVO. The new subsidiary, operating under the trade name of SuperCoups, is a leader in creating and distributing attractive, cost-effective targeted coupons in a distinctive envelope format for local neighborhood merchants via an extended network of franchise owners. At the end of fiscal 1998, MailCoups had approximately 300 franchise units in 26 states and directly employed 145 people.

MAILING LIST

  ADVO's management believes its computerized mailing list is the largest residential/household mailing list in the country. It contains over 116 million delivery points (constituting nearly all of the households in the United States) and was used by the U.S. Census Bureau as a base for developing the mailing list for its 1980 and 1990 census questionnaire mailings. The Company's management believes that the list is particularly valuable and that replication in its entirety by competitors would be extremely difficult and costly. The list enables the Company to target mailings to best serve its customers.

  ADVO's list is updated on a regular basis with information supplied by the USPS. Bimonthly, ADVO submits each address on its mailing list to the USPS. The USPS then provides to ADVO any changes to the addresses within the ZIP Code. Such changes would cover whether the address is still occupied, whether the address still exists at all (i.e., demolished buildings) and any new addresses included in the ZIP Code (i.e., new construction). The USPS also indicates to ADVO changes in the walk sequence order of addresses, which allows ADVO to qualify for the lowest possible postage rates. The USPS provides these updates to any user for a fee, provided that the user's list is at least 90% complete on a ZIP Code basis. ADVO believes its list is nearly 100% accurate.

CUSTOMER BASE

  Typically, the Company's customers are those businesses whose products and services are used by the general population. These businesses (supermarkets, fast food, drug stores, discount and department stores and consumer products manufacturers) require continuous advertising to a mass audience. No one customer accounted for more than 4% of the Company's sales in fiscal 1998, 1997, or 1996.

OPERATIONS

  Customers' advertising circulars are processed by approximately 2,400 production employees who work at 19 mail processing facilities which are strategically located throughout the nation. State-of-the-art inserting machines (which combine the individual advertising pieces into the mailing packages), addressing and labeling, and quarter-folding equipment are the principal pieces of equipment used to process the Company's products and services. At several of the Company's production facilities, a new computerized mail sorter is being utilized and developed. In all 19 of ADVO's mail processing facilities, the USPS accepts and verifies the Company's mail to help ensure rapid package acceptance and distribution, which benefits both the USPS and the Company. In most instances, the mail is then shipped by the Company to the destination office of the USPS for final delivery.

  MailCoups operates a cooperative direct mail coupon envelope advertising business by performing printing and distribution services for the franchisees at their one production facility.

  During fiscal 1996, the Company entered into a ten year agreement with Integrated Systems Solution Corporation, now known as IBM Global Services, to provide systems development and technical support to the Company. As a result of this outsourcing, ADVO's computer center moved from Hartford to IBM Global Services' computer center located in Southbury, Connecticut. The Company's branches are on-line to this computer center which enables the day-to-day processing functions to be performed and provides corporate headquarters with management information. The systems include: order processing and production control, transportation/distribution, address list maintenance, market analysis, label printing and distribution, billing and financial systems, and carrier routing of addresses received from customer files and demographic analyses.

COMPETITION

  In general, the printed advertising market is highly competitive with companies competing primarily on the basis of price, speed of delivery and ability to target selected potential customers on a cost-effective basis. ADVO's competitors for the delivery of retail and other printed advertising are numerous, and include newspapers, regional and local mailers, direct marketing firms, "shoppers" and "pennysavers."

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

RAW MATERIALS

  The Company manages approximately 45,000 tons of paper per year through its printing network on behalf of its print vendors. ADVO has agreements with various paper suppliers and print vendors to assure the supply of proper paper grades at competitive prices.

EMPLOYEES

  As of September 26, 1998, the Company had a total of approximately 4,600 full and part-time employees. ADVO also uses outside temporary employees, particularly during busy seasons.

  ADVO has one union contract, covering production employees in the Hartford, Connecticut branch. The Company believes that its relations with its employees are satisfactory.

FORWARD LOOKING STATEMENTS

  Except for the historical information stated herein, the matters discussed in this Report on Form 10-K contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are subject to cautionary factors which could cause the Company's actual results to differ materially from those in the forward looking statements. Such factors include but are not limited to: changes in customer demand; the possibility of consolidation throughout the retail sector; postal and paper prices; the realization of benefits associated with the Company's reengineering initiative; possible governmental regulation or legislation affecting aspects of the Company's business; the efficiencies achieved with technology upgrades; the amount of shares the Company will purchase in the future under its buyback program; the successful completion and estimated costs of the Year 2000 program; fluctuations in interest rates related to the outstanding debt; and other general economic factors.

ITEM 2. PROPERTIES

  ADVO does not own any real estate except for its corporate headquarters. The corporate headquarters, located in Windsor, Connecticut, consist of two buildings totaling approximately 136,000 square feet. The Company leases 20 production facilities, including the MailCoups facility, and approximately 65 sales offices (which excludes the sales offices that are located in the mail processing facilities) throughout the United States. The Company believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained.

ITEM 3. LEGAL PROCEEDINGS

  ADVO is party to various lawsuits and regulatory proceedings which are incidental to its business and which the Company believes will not have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

          NAME           AGE                       POSITION WITH COMPANY
          ----           ---                       ---------------------
Robert Kamerschen.......  62 Chairman and Chief Executive Officer
Gary M. Mulloy..........  53 President and Chief Operating Officer
Myron L. Lubin..........  58 Executive Vice President--Marketing and Sales
Donald E. McCombs.......  42 Senior Vice President and Chief Financial Officer
Henry S. Evans..........  45 Senior Vice President--Operations
Vince Giuliano..........  51 Senior Vice President--Government Relations
Rick Kurz...............  58 Senior Vice President--Chief Strategic Growth Officer
Mardelle Pena...........  46 Senior Vice President--Chief Human Resources Officer
A. Brian Sanders........  37 Senior Vice President--Chief Marketing Officer
David Stigler...........  55 Senior Vice President--Chief Legal and Public Affairs Officer and
                              General Counsel
Frank Talz..............  54 Senior Vice President--Network Development
B. Kabe Woods...........  43 Senior Vice President--Chief Information Officer
Julie A. Abraham........  40 Vice President and Controller
C. David Taugher........  43 Vice President--Change Management

  Mr. Kamerschen has been the Chairman of the Board since January 1989. From November 1988 to February 1989, he was President of the Company and he has been Chief Executive Officer and a Director since November 1988. Mr. Kamerschen is also a Director of Micrografx, Inc., R.H. Donnelley Corporation, and IMS Health. Mr. Kamerschen is retiring as Chief Executive Officer as of January 1, 1999.

  Mr. Mulloy has been President and Chief Operating Officer since November 4, 1996 and was elected to the Board of Directors on December 3, 1996. From 1990 to October 1996, he was President and Chief Executive Officer of Pilkington Barnes-Hind, Inc., a division of Pilkington Vision Care. Mr. Mulloy has been elected to succeed Mr. Kamerschen in the position of Chief Executive Officer as of January 1, 1999.

  Mr. Lubin became Executive Vice President--Marketing and Sales on October 29, 1998. From December 1995 to October 1998, he was Senior Vice President-- Chief Sales Officer. Prior to that, he was Senior Vice President--President Western Division from January 1990 to November 1995.

  Mr. McCombs became Senior Vice President and Chief Financial Officer on November 7, 1997. Prior to that, from 1989 to October 1997, he was Vice President--Financial Planning and Measurement.

  Mr. Evans became Senior Vice President--Operations in August 1997. From 1992 to 1997 he was Senior Vice President of Operations with Anchor Glass Container Corporation.

  Mr. Giuliano has been Senior Vice President--Government Relations since October 28, 1996. From April 1983 to October 1996 he was Vice President-- Government Relations.

  Mr. Kurz became Senior Vice President--Chief Strategic Growth Officer on April 15, 1997. From April 1993 to March 1997, he held the position of Senior Vice President--Chief Marketing Officer. Prior to that, he was a Managing Partner of Marketing Corporation of America, a marketing consulting firm.

  Ms. Pena has been Senior Vice President--Chief Human Resources Officer since August 1997. From May 1994 to August 1997, she was Vice President--Human Resources. Prior to that she held various management positions at the Company since August 1992.

  Mr. Sanders became Senior Vice President--Chief Marketing Officer on May 19, 1997. For the five years prior to that he held several executive positions at Pilkington Barnes-Hind, Inc., a division of Pilkington Vision Care.

  Mr. Stigler has been Senior Vice President--Chief Legal and Public Affairs Officer and General Counsel since January 1990. He has also served as the Company's Secretary since August 1986.

  Mr. Talz became Senior Vice President--Network Development on October 29, 1998. From April 1997 to October 1998 he was Senior Vice President--Chief Client Services Officer. Prior to that, he was Senior Vice President of Organizational Development from January 1996 to April 1997 and Senior Vice President--President Central Division from September 1986 to January 1996.

  Mr. Woods became Senior Vice President--Chief Information Officer on August 25, 1997. From November 1995 to August 1997, he was Director--End User Services of Lucent Technologies and from November 1993 to November 1995 he was Chief Information Officer of AT&T Advanced Technology Systems. In addition, for a short time in 1995 he held the concurrent position of Chief Information Officer of AT&T Multimedia Ventures and Technologies.

  Ms. Abraham became Vice President and Controller on October 8, 1998. From November 1997 to October 1998, she was Vice President--Financial Planning and Investor Relations. From August 1995 to November 1997, she was Vice President--Shared Financial Services. Prior to that, she held several other financial management positions at the Company since April 1992.

  Mr. Taugher has been Vice President--Change Management since April 15, 1997. From 1995 to 1997, he was Vice President of Organizational Development. Prior to that, he was an independent consultant working with various senior management client teams conducting team building, strategic planning, and organizational development interventions.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  ADVO's 1998 Annual Report to Stockholders includes on page 39 under the caption "Quarterly Financial Data (Unaudited)" the reported high and low market prices of ADVO's common stock for the past two fiscal years, and such information is incorporated herein by reference and made a part hereof (see
Exhibit 13).

  For the fiscal years ended September 26, 1998 and September 27, 1997, the Company declared no cash dividends. During fiscal 1996, the Company paid a regular first quarter dividend of $.025 per share of ADVO common stock, payable to shareholders of record on December 27, 1995. On January 17, 1996 the Company announced the declaration of a special one time dividend (the "Special Dividend") of $10 per share of ADVO common stock to stockholders of record on February 20, 1996. The announcement was a result of the Company's initiative to explore strategic alternatives aimed at increasing stockholder value, which began at the end of fiscal 1995. In addition, the Board of Directors suspended the Company's regular quarterly dividend of $.025 per share of ADVO common stock after the declaration of the Special Dividend. The Company is currently subject to ratio restrictions regarding future cash dividends exceeding $.025 per share as stipulated in its renegotiated credit agreement dated September 29, 1997, with Chase Manhattan Bank.

  The closing price as of November 27, 1998 of the Company's common stock, under the symbol AD, on the New York Stock Exchange as reported in The Wall Street Journal was $25 11/16 per share. The approximate number of holders of record of the common stock on November 27, 1998 was 831.

  During fiscal 1998, the Company engaged in no sales of its securities that were not registered under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

  The information required by this item is included in ADVO's 1998 Annual Report to Stockholders on page 22 under the caption "Selected Financial Data" and is incorporated herein by reference and made a part hereof (see Exhibit
13).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is included in ADVO's 1998 Annual Report to Stockholders on pages 23 through 27 under the caption "Financial Report" and is incorporated herein by reference and made a part hereof (see
Exhibit 13).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information required by this item is included in ADVO's 1998 Annual Report to Stockholders on page 26 under the caption "Market Risk" and is incorporated herein by reference and made a part hereof (see Exhibit 13).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  ADVO's consolidated financial statements, together with the Report of Independent Auditors thereon dated October 20, 1998, appearing on pages 28 through 40 of ADVO's 1998 Annual Report to Stockholders, are incorporated herein by reference and made a part hereof (see Exhibit 13).

  The selected quarterly information required by this item is included under the caption "Quarterly Financial Data (Unaudited)" on page 39 of ADVO's 1998 Annual Report to Stockholders and is incorporated herein by reference and made a part hereof (see Exhibit 13).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item, to the extent not included under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, appears on pages 3 through 5 of the Company's definitive proxy statement dated December 17, 1998 for the annual meeting of stockholders to be held on January 21, 1999 (the "Proxy Statement"), under the caption "Election of Directors," and on page 6 of the Proxy Statement under the subcaption "Section 16 (a) Beneficial Ownership Reporting Compliance", and is incorporated herein by reference and made a part hereof.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is included under the caption "Related Party Transactions" on page 18 of ADVO's Proxy Statement and in footnote 9 under the caption "Security Ownership of Management" on pages 5 and 6 of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements. See the Index to Financial Statements and Financial Statement Schedules on page F-1.

     (2) Financial Statement Schedules. See the Index to Financial Statements and Financial Statement Schedules on page F-1.

     (3) Exhibits. The following is a list of the exhibits to this Report:

EXHIBIT
NO.                     EXHIBIT                            WHERE LOCATED
-------                 -------                            -------------
 3(a)    Restated Certificate of Incorporation Incorporated by reference to Exhibit
          of ADVO.                              3(a) to the Company's Form 10 filed
                                                on September 15, 1986 (No. 1-11720.)

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
          Agent, including Exhibit A and
          Exhibit B.

EXHIBIT NO.                 EXHIBIT                            WHERE LOCATED
-----------                 -------                            -------------
10(a)        1986 Stock Option Plan of ADVO. *     Incorporated by reference to Exhibit
                                                    4.1 to the Company's Form S-8 filed
                                                    on July 16, 1987 (No. 33-15856.)

10(b)        1986 Employee Restricted Stock Plan   Incorporated by reference to Exhibit A
              of ADVO, as amended. *                to the Company's definitive Proxy
                                                    Statement for the annual meeting held
                                                    on January 22, 1998.

10(c)        1988 Non-Qualified Stock Option Plan  Incorporated by reference to Exhibit B
              and 1993 Stock Option Subplan of      to the Company's definitive Proxy
              ADVO, as amended. *                   Statement for the annual meeting held
                                                    on January 22, 1998.

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

10(f)        Executive Severance Agreements, dated Incorporated by reference to Exhibit
              October 17, 1995 between ADVO and     10(m) to the Company's Annual Report
              the executive officers named          on Form 10-K for the fiscal year
              therein. *                            ended September 30, 1995.

10(g)        Employment Agreement, dated May 29,   Incorporated by reference to Exhibit
              1996 between ADVO and Robert          10(k) to the Company's Annual Report
              Kamerschen. *                         on Form 10-K for the fiscal year
                                                    ended September 28, 1996.

10(h)        Information Technology Agreement      Incorporated by reference to Exhibit
              dated as of July 16, 1996 between     10(o) to the Company's Annual Report
              ADVO and Integrated Systems           on Form 10-K for the fiscal year
              Solutions Corporation.                ended September 28, 1996.

10(i)        Executive Severance Agreement, dated  Incorporated by reference to Exhibit
              November 4, 1996 between ADVO and     10(m) to the Company's Annual Report
              Gary M. Mulloy. *                     on Form 10-K for the fiscal year
                                                    ended September 28, 1996.

10(j)        Executive Severance Agreement dated   Incorporated by reference to Exhibit
              May 19, 1997 between ADVO and A.      10(k) to the Company's Annual Report
              Brian Sanders. *                      on Form 10-K for the fiscal year
                                                    ended September 27, 1997.

10(k)        Amended and Restated Credit Agreement Incorporated by reference to Exhibit
              dated September 29, 1997 between      99(b) of the Company's Form 8-K dated
              ADVO and a syndicate of lenders led   September 29, 1997.
              by Chase Manhattan Bank as
              Administrative Agent.

10(l)        Executive Severance Agreement dated   Incorporated by reference to Exhibit
              November 7, 1997 between ADVO and     10(m) to the Company's Annual Report
              Donald E. McCombs. *                  on Form 10-K for the fiscal year
                                                    ended September 27, 1997.

EXHIBIT NO.                 EXHIBIT                            WHERE LOCATED
-----------                 -------                            -------------
10(m)        Employment Agreement dated July 31,   Filed herewith.
              1998 between ADVO and Gary M.
              Mulloy. *

10(n)        Executive Severance Agreements dated  Filed herewith.
              October 17, 1995 between ADVO and
              the executive officers named
              therein. *

10(o)        Executive Severance Agreement dated   Filed herewith.
              October 17, 1995 between ADVO and
              David Stigler.*

10(p)        Executive Severance Agreement dated   Filed herewith.
              July 1, 1997 between ADVO and
              Mardelle Pena. *

10(q)        Executive Severance Agreement dated   Filed herewith.
              July 30, 1997 between ADVO and Henry
              S. Evans. *

10(r)        Executive Severance Agreement dated   Filed herewith.
              August 6, 1997 between ADVO and B.
              Kabe Woods. *

10(s)        Consulting Agreement dated December   Filed herewith.
              1, 1998 between ADVO and Robert
              Kamerschen. *

13           1998 Annual Report to Stockholders.   Furnished herewith; however, such
                                                    report, except for those portions
                                                    thereof which are expressly
                                                    incorporated by reference into this
                                                    Annual Report on Form 10-K, is for
                                                    the information of the Commission and
                                                    is not deemed "filed."

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

  (b) Reports on Form 8-K.

  A report on Form 8-K dated September 8, 1998 was filed by the Company during the quarter ended September 26, 1998. The Form 8-K reported under item 5 thereof the Company's announcement of a new stock repurchase program for up to 1 million shares through September 25, 1999. This new program includes the approximate 442,000 shares remaining from its previous buyback program.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

          December 17, 1998
Date: _______________________________     ADVO, Inc.

                                                         Julie A. Abraham  /s/
                                          By: _________________________________
                                                         JULIE A. ABRAHAM
                                                         VICE PRESIDENT AND
                                                         CONTROLLER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY CONSTITUTES DAVID M. STIGLER AND JULIE A. ABRAHAM, AND EACH OF THEM SINGLY, SUCH PERSON'S TRUE AND LAWFUL ATTORNEYS, WITH FULL POWER TO THEM AND EACH OF THEM, TO SIGN FOR SUCH PERSON AND IN SUCH PERSON'S NAME AND CAPACITY AS INDICATED BELOW, ANY AND ALL AMENDMENTS TO THIS REPORT, HEREBY RATIFYING AND CONFIRMING SUCH PERSON'S SIGNATURE AS IT MAY BE SIGNED BY SAID ATTORNEYS TO ANY AND ALL AMENDMENTS.

        DATE                   SIGNATURE                       TITLE

  December 17, 1998   Robert Kamerschen /s/          Chairman, Chief Executive
                      ----------------------------    Officer and Director
                      ROBERT KAMERSCHEN               (Principal Executive
                                                      Officer)

  December 17, 1998   Gary M. Mulloy /s/             President, Chief
                      ----------------------------    Operating Officer and
                      GARY M. MULLOY                  Director

  December 17, 1998   Donald E. McCombs /s/          Senior Vice President and
                      ----------------------------    Chief Financial Officer
                      DONALD E. MCCOMBS               (Principal Financial
                                                      Officer)

  December 17, 1998   Julie A. Abraham  /s/          Vice President and
                      ----------------------------    Controller (Principal
                      JULIE A. ABRAHAM                Accounting Officer)

  December 17, 1998   Bruce Crawford /s/             Director
                      ----------------------------
                      BRUCE CRAWFORD

  December 17, 1998   David F. Dyer /s/              Director
                      ----------------------------
                      DAVID F. DYER

  December 17, 1998   Jack W. Fritz /s/              Director
                      ----------------------------
                      JACK W. FRITZ

  December 17, 1998   Howard H. Newman /s/           Director
                      ----------------------------
                      HOWARD H. NEWMAN

  December 17, 1998   John R. Rockwell /s/           Director
                      ----------------------------
                      JOHN R. ROCKWELL

  December 17, 1998   John L. Vogelstein /s/         Director
                      ----------------------------
                      JOHN L. VOGELSTEIN

                                  ADVO, INC.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                           ----
Report of independent auditors...........................................    *
Consolidated statements of operations for the years ended September 26,
 1998, September 27, 1997 and September 28, 1996.........................    *
Consolidated balance sheets at September 26, 1998 and September 27, 1997.    *
Consolidated statements of cash flows for the years ended September 26,
 1998, September 27, 1997 and September 28, 1996.........................    *
Consolidated statements of changes in stockholders' equity (deficiency)
 for the years ended September 26, 1998, September 27, 1997 and September
 28, 1996................................................................    *
Notes to consolidated financial statements...............................    *
Consolidated Schedules
  II-Valuation and Qualifying Accounts...................................  F-2

  All other schedules have been omitted since the required information is not present.
--------
* Incorporated herein by reference from pages 28 to 40 of the ADVO, Inc. 1998 Annual Report to Stockholders.

                                   ADVO, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

        COLUMN A            COLUMN B         COLUMN C           COLUMN D     COLUMN E
        --------          ------------ ---------------------   ----------   ----------
                                             ADDITIONS
                                       ---------------------
                           BALANCE AT  CHARGED TO CHARGED TO   DEDUCTIONS   BALANCE AT
                          BEGINNING OF COSTS AND    OTHER         FROM        END OF
      DESCRIPTION            PERIOD     EXPENSES   ACCOUNTS     RESERVES      PERIOD
      -----------         ------------ ---------- ----------   ----------   ----------
Year ended September 28,
 1996:
Allowances for sales
 adjustments............    $ 2,126      $  --     $10,007(b)   $ 9,297      $ 2,836
Allowances for doubtful
 accounts...............      1,292       3,701        --         3,603(a)     1,390
Restructuring reserve...      9,879         --         --         7,820        2,059
Accumulated amortization
 Goodwill...............      1,032         390        --           --         1,422
Accumulated amortization
 Intangibles............      4,398         892        --           --         5,290
                            -------      ------    -------      -------      -------
                            $18,727      $4,983    $10,007      $20,720      $12,997
                            =======      ======    =======      =======      =======
Year ended September 27,
 1997:
Allowances for sales
 adjustments............    $ 2,836      $  --     $ 4,889(b)   $ 5,143      $ 2,582
Allowances for doubtful
 accounts...............      1,390       5,374        --         4,186(a)     2,578
Restructuring reserve...      2,059         --         --         1,711          348
Accumulated amortization
 Goodwill...............      1,422         392        --           --         1,814
Accumulated amortization
 Intangibles............      5,290         729        --           --         6,019
                            -------      ------    -------      -------      -------
                            $12,997      $6,495    $ 4,889      $11,040      $13,341
                            =======      ======    =======      =======      =======
Year ended September 26,
 1998:
Allowances for sales
 adjustments............    $ 2,582      $  --     $ 2,787(b)   $ 3,373      $ 1,996
Allowances for doubtful
 accounts...............      2,578       4,459        --         4,409(a)     2,628
Restructuring reserve...        348         --         --            61          287
Accumulated amortization
 Goodwill...............      1,814         564        --           --         2,378
Accumulated amortization
 Intangibles............      6,019         710        --           --         6,729
                            -------      ------    -------      -------      -------
                            $13,341      $5,733    $ 2,787      $ 7,843      $14,018
                            =======      ======    =======      =======      =======

--------
(a) Write off of uncollectible accounts, net of recoveries on accounts previously written off.
(b)  Reduction of revenues.