Form 10-Q
period 1998-12-26
ADVO INC
filed 1999-02-08
CIK 801622

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 26, 1998
                               -----------------

                                     or

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  __________________ to _________________

Commission file number 1-11720
                       -------


                                  ADVO, Inc.
                         -----------------------------
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

Yes   X         No _____
    -----

  As of January 23, 1999 there were 22,121,202 shares of common stock outstanding.

                                  ADVO, Inc.
                           Index to Quarterly Report
                                 on Form 10-Q

                        Quarter Ended December 26, 1998

                    Part I - Financial Information                       Page
                    ------------------------------                       ----
Item 1.  Financial Statements (Unaudited).

         Consolidated balance sheets -
           December 26, 1998 and September 26, 1998.                     2

         Consolidated statements of operations -
           Three months ended December 26, 1998
           and December 27, 1997.                                        3

         Consolidated statements of cash flows -
           Three months ended December 26, 1998
           and December 27, 1997.                                        4

         Notes to consolidated financial statements.                     5

Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations.                                                   7

                   Part II - Other Information
                   ---------------------------

Item 4.  Submission of Matters to a Vote of
           Security Holders.                                            10

Item 6.  Exhibits and Reports on Form 8-K.                              10

Signatures                                                              11

                                  ADVO, Inc.
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)

                                                   December 26,  September 26,
ASSETS                                                 1998          1998
                                                   ------------  -------------
Current assets:
     Cash and cash equivalents                     $   9,141      $   8,724
     Accounts receivable, net                         78,080         80,140
     Inventories                                       3,738          3,740
     Prepaid expenses and other current assets         4,886          4,886
     Deferred income taxes                            14,710         13,535
                                                   ---------      ---------
        Total current assets                         110,555        111,025

Property, plant and equipment                        195,936        189,238
Less accumulated depreciation and amortization      (108,353)      (103,448)
                                                   ---------      ---------
  Net property, plant and equipment                   87,583         85,790
Other assets                                          24,227         22,391
                                                   ---------      ---------

  TOTAL ASSETS                                     $ 222,365      $ 219,206
                                                   =========      =========

LIABILITIES
Current liabilities:
     Current portion of long-term debt             $  17,213      $  16,200
     Accounts payable                                 31,299         37,586
     Accrued compensation and benefits                20,594         27,473
     Other current liabilities                        35,046         29,790
                                                   ---------      ---------
        Total current liabilities                    104,152        111,049

Long-term debt                                       170,703        167,766
Deferred income taxes                                 12,774         12,035
Other liabilities                                      3,254          3,230

STOCKHOLDERS' DEFICIENCY
Series A Convertible preferred stock,
    $.01 par value (Authorized 5,000,000
    shares, none issued)                                  --             --
Common stock, $.01 par value (Authorized
    40,000,000 shares, issued 29,275,116
    and 29,237,700 shares, respectively)                 293            292
Additional paid-in capital                           173,956        173,433
Accumulated deficit                                 (109,312)      (119,473)
                                                   ---------      ---------
                                                      64,937         54,252
Less common stock held in
    treasury, at cost                               (133,455)      (129,126)
                                                   ---------      ---------
Total stockholders' deficiency                       (68,518)       (74,874)
                                                   ---------      ---------

  TOTAL LIABILITIES & STOCKHOLDERS'
          DEFICIENCY                               $ 222,365      $ 219,206
                                                   =========      =========

                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)

                                                   Three months ended
                                            --------------------------------
                                            December 26,        December 27,
                                               1998                1997
                                            -----------         -----------
Revenues                                    $268,649            $262,144
Costs and expenses:
 Cost of sales                               194,431             194,929
  Selling, general and
   administrative                             53,273              49,300
 Provision for bad debts                         859                 725
                                            --------            --------
Operating income                              20,086              17,190

Interest expense                               3,555               3,561
Interest income                                  165                 254
Other expense                                    175                 148
                                            --------            --------
Income before income taxes                    16,521              13,735

Provision for income taxes                     6,361               5,357
                                            --------            --------

Net Income                                  $ 10,160            $  8,378
                                            ========            ========

Earnings per common share                   $    .46            $    .37
                                            ========            ========
Earnings per common share
       - assuming dilution                  $    .45            $    .36
                                            ========            ========

Weighted average common shares                22,071              22,419
Weighted average diluted shares               22,450              23,058

                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                         Three months ended
                                                     --------------------------
                                                     December 26,  December 27,
                                                        1998          1997
                                                     ------------  ------------
Net cash provided (used) by
   operating activities                              $  8,233      $   (140)

Cash flows from investing activities:
   Acquisition of property, plant and equipment        (7,315)       (6,887)
   Proceeds from disposals of property & equipment          3             -
   Acquisitions                                          (300)            -
                                                      -------      --------

Net cash used by investing activities                  (7,612)       (6,887)

Cash flows from financing activities:
  Revolving line of credit - net                        8,000        37,000
  Payments of long-term borrowings                     (4,050)       (4,931)
  Payment of debt issue costs                               -        (1,349)
  Proceeds from exercise of stock options                 176           482
  Purchase of common stock for treasury                (4,330)      (37,974)
                                                      -------      --------

Net cash used by financing activities                    (204)      ( 6,772)
                                                      -------      --------

Increase (decrease) in cash and cash equivalents          417       (13,799)

Cash and cash equivalents at beginning of period        8,724        25,963
                                                      -------      --------

Cash and cash equivalents at end of period            $ 9,141      $ 12,164
                                                      =======      ========

                             See Accompanying Notes

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 26, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 25, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 26, 1998.
Certain reclassifications have been made in the fiscal 1998 financial statements to conform with the fiscal 1999 presentation.


2.  EARNINGS PER SHARE

Earnings per common share excludes common stock equivalents, such as stock options, and is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share - assuming dilution reflects the potential dilution that could occur if common stock equivalents, such as stock options, were exercised.

                                                       Three months ended
                                                ------------------------------
                                                December 26,      December 27,
                                                   1998              1997
                                                ------------      -----------
Net income                                       $    10,160       $    8,378
                                                 ===========       ==========


Weighted average common shares                        22,071           22,419

Effect of dilutive securities:
  Stock options                                          357              621
  Restricted stock                                        22               18
                                                 -----------       ----------
Dilutive potential common shares                         379              639


Weighted average diluted shares                       22,450           23,058
                                                 ===========       ==========

Earnings per common share                        $       .46       $      .37
                                                 ===========       ==========

Earnings per common share - assuming
  dilution                                       $       .45       $      .36
                                                 ===========       ==========

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


3.  SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that business enterprises report information about operating segments in financial statements, as well as information about products and services, geographic areas and major customers. The Company operates principally under one segment, direct mail marketing, and, therefore, no additional disclosure is required.

                                   ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS
---------------------

Revenues for the first quarter of fiscal 1999 were $268.6 million, representing a 2.5% increase over the same period of the prior year. This year over year increase in revenues was related to the 0.9% increase in pieces per package from
8.78 for the quarter ended December 27, 1997 to 8.86 for the quarter ended December 26, 1998, and the 0.6% increase in revenue per thousand pieces to $37.79 for the same period. Offsetting these gains to a degree was the 0.9% decline in shared mail packages delivered for the first quarter of fiscal 1999 versus the first quarter of fiscal 1998 due to the Company's management of mailings in selected markets. The acquisition of MailCoups, the Company's targeted coupon distributor, which occurred in March 1998, as well as, the Company's A.N.N.E. (ADVO National Network Extension) brokered distribution program and targeting revenues associated with the Company's ATZ (ADVO Targeting Zones) distribution platform significantly contributed to the revenue growth during the quarter.

Cost of sales as a percentage of revenues declined 2.0 percentage points to 72.4% and decreased $0.5 million in absolute terms for the first quarter of fiscal 1999 as compared to the same period of the prior year. This decrease is attributable to reduction in postage expense due to shifts in product mix and the package decline mentioned above, lower print costs due to decreases in turnkey volume and lower paper prices, and favorable operating efficiencies in the Company's branch operations. These decreases were offset by higher distribution and delivery costs incurred as a result of the revenues associated with MailCoups and A.N.N.E.

Selling, general and administrative costs (including the provision for bad debts) for the first quarter of fiscal 1999 increased $4.1 million over the quarter ended December 27, 1997 to $54.1 million for the quarter ended December 26, 1998. Selling costs remained relatively flat with the prior year. General and administrative costs increased primarily due to Year 2000 remediation costs and increases in compensation-related costs.

As a result of the aforementioned, operating income for the first quarter of fiscal 1999 increased $2.9 million to $20.1 million in absolute terms and 0.9 percentage points to 7.5% as a percentage of revenues, as compared to the same period of the prior year.

Interest expense for the three months ended December 26, 1998 remained consistent with the prior year. The effects of lower interest rates offset the impact of the increase in the outstanding debt balance.

The effective income tax rate for the three months ended December 26, 1998 and December 27, 1997 was approximately 39%.

Earnings per share - assuming dilution increased 25.0% over the prior year period from $.36 to $.45 for the quarter ended December 26, 1998. This increase was reflective of the Company's improved earnings.

Weighted average common and diluted shares decreased for the first quarter of fiscal 1999 as compared to the same quarter in fiscal 1998, primarily due to the Company's common stock buyback program.

FINANCIAL CONDITION
-------------------

Working capital increased $6.4 million from September 26, 1998. The increase in working capital from the end of the prior fiscal year was primarily related to the $6.9 million decrease in current liabilities. The reduction in current liabilities was the result of the decrease in accounts payable associated with the changes in the timing of vendor payments to take advantage of payment term discounts and the decrease in accrued compensation and benefits was due to the fiscal 1998 incentive compensation payout which occurred in fiscal 1999. Both these decreases were partially offset by an increase in taxes payable associated with the Company's improved year to date earnings. The working capital ratio increased from approximately 1.00 at September 26, 1998 to 1.06 at December 26, 1998.

Stockholders' deficiency decreased $6.4 million to a net deficiency of $68.5 million at December 26, 1998 from $74.9 million at September 26, 1998. The decrease in the net deficiency was primarily the result of the Company's net income of $10.2 million for the three months ended December 26, 1998, offset by treasury stock purchases of $4.3 million. The treasury stock purchases consisted of $3.7 million made on the open market associated with the Company's buyback program announced at the end of fiscal 1998 and $0.6 million pursuant to elections by employees to satisfy withholding requirements under the Company's restricted stock and stock option plans.


PROPERTY, PLANT & EQUIPMENT
---------------------------

Property, plant and equipment investments of $7.3 million for the quarter ended December 26, 1998 consisted mainly of capital expenditures for software development along with the purchase of computerized mail sorters and leasehold improvements for the Company's production facilities. Of the total capital expenditures for the quarter ended December 26, 1998, approximately $1.1 million related to the development of the human resource/payroll system, which was accelerated in order to be Year 2000 compliant. The total cost of this system is estimated to be approximately $4.0 million; since inception in fiscal 1998, the Company has capitalized $3.3 million.

LIQUIDITY
---------

The Company's main source of liquidity continues to be funds generated from operating activities. In addition, the Company has available unused credit commitments of $85.5 million which may be used to fund working capital.

The net cash provided by operating activities for the three months ended December 26, 1998 was $8.2 million versus $0.1 million net cash used for operating activities for the same period of the prior year. The year over year increase was the result of improved operating results and changes in accounts receivable, accounts payable and accrued compensation and benefits.

The overall increase in cash and cash equivalents of $0.4 million for the quarter ended December 26, 1998 was comprised of net cash provided by operating activities of $8.2 million offset by investing activities of $7.6 million and net financing activities of $0.2 million. Investing activities consisted primarily of the capital expenditures detailed above. Financing activities included treasury stock purchases of $4.3 million offset by net borrowings under the credit facility of $3.9 million. In the prior year period, financing activities included treasury stock purchases of $38.0 million due primarily to the 1.9 million shares of the Company's common stock purchased from Warburg, Pincus Capital Partners, L.P., offset by net borrowings under the credit facilities of $32.1 million.


FINANCING ARRANGEMENTS
----------------------

The Company maintains a credit agreement which provides for total credit facilities of $300 million, consisting of a $135 million term loan and a $165 million reducing revolving line of credit. At December 26, 1998 there was $187.9 million of debt outstanding, with $17.2 million classified as current. The

Company anticipates it will be able to meet its long-term debt obligations through funds generated from operations. During January 1999, the Company had net borrowings of $10 million under the revolving line of credit. This borrowing practice is consistent with the prior year due to the seasonality of the business.

Under the terms of the credit agreement, the Company is required to maintain certain financial ratios. In addition, the credit agreement also places restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt.


YEAR 2000 UPDATE
----------------

As discussed in the Financial Report contained in the Company's Annual Report on Form 10-K for the year ended September 26, 1998, under the caption ,"Year 2000 Readiness", the Company outlined its program to become Year 2000 compliant by discussing the following matters: state of readiness, costs and risk and contingency plans. During the first quarter of fiscal 1999, the Company continued on track with its program to become Year 2000 compliant. Below is a summary of the matters which have changed since the disclosures made at year end.

State of Readiness
The Company continues to work on the various identified phases concurrently.
The Company is currently proceeding on schedule in its overall Year 2000 program and is approximately 50% complete as of January 31, 1999. The estimated completion date of the project remains no later than September 1999.

Costs
The Company's total cost of modifying the required systems for Year 2000 compliance is currently estimated from inception in fiscal 1998 through completion in September 1999 to be approximately $12 million and will be expensed as incurred. Of these costs, $3.2 million were incurred during fiscal 1998 and $2.6 million during the first quarter of fiscal 1999.

Risks and Contingency Plans
The Company continues to develop formal contingency plans for non-compliance and continues to refine these plans as the Company completes the evaluation, modification and/or replacement of its Information Technology ("IT") and non-IT systems and as it receives and evaluates information from third parties.


FORWARD LOOKING STATEMENTS
--------------------------

Except for the historical information stated herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are subject to cautionary factors which could cause the Company's actual results to differ materially from those in the forward looking statements. Such factors include but are not limited to: possible governmental regulation or legislation affecting aspects of the Company's business, changes in customer demand, the possibility of consolidation throughout the retail sector, postal and paper prices, the efficiencies achieved with technology upgrades, the amount of shares the Company will purchase in the future under its buyback program, the successful completion and estimated costs of the Year 2000 program, fluctuations in interest rates related to the outstanding debt and other general economic factors.

                          PART II - OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

At the 1999 Annual Meeting of Stockholders of ADVO, Inc. (the "Company"), held on January 21, 1999, the following matters were submitted to a vote of the stockholders.

1. The election of eight Directors to serve until the Annual Meeting of Stockholders in 2000.

2. The approval and adoption of the 1998 Incentive Compensation Plan.

3. The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 25, 1999.

Each of the three proposals was approved by the stockholders in its entirety. For a list of the directors elected and the votes cast for and against each of the proposals, reference is made to Exhibit No. 22, Report of Inspector of Election for ADVO, Inc.'s Annual Meeting, attached hereto.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

   (a)   Exhibit Index

         Exhibit No.                  Exhibits
         -----------                  --------

           10 Executive Severance Agreement dated December 7, 1998 between ADVO, Inc. and David Taugher. *

           22                         Report of Inspector of Election for
                                      ADVO, Inc.'s Annual Meeting.

           27                         Financial Data Schedule.


         * Management contract or compensatory plan required to be filed as an exhibit.

   (b)   Reports on Form 8-K
         -------------------

         No report on Form 8-K was filed by the Company with respect to the quarter ended December 26, 1998.

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


                                       ADVO, Inc.


Date: February 8, 1999                 By: /s/ JULIE A. ABRAHAM
      ----------------                     ---------------------------
                                           Julie A. Abraham
                                           Vice President and Controller
                                           (Principal Accounting Officer)