Form 10-Q
period 1999-03-27
ADVO INC
filed 1999-05-10
CIK 801622

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 1999
                               --------------

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

Yes   X         No _____
    -----
  As of April 24, 1999 there were 21,548,831 shares of common stock outstanding.

                                  ADVO, Inc.
                           Index to Quarterly Report
                                 on Form 10-Q

                         Quarter Ended March 27, 1999



                   Part I - Financial Information
                   ------------------------------

                                                                         Page
                                                                         ----


Item 1.  Financial Statements (Unaudited).

         Consolidated balance sheets -
           March 27, 1999 and September 26, 1998.                          2

         Consolidated statements of operations -
           Six months and three months ended
           March 27, 1999 and March 28, 1998.                              3

         Consolidated statements of cash flows -
           Six months ended March 27, 1999
           and March 28, 1998.                                             4

         Notes to consolidated financial statements.                       5

Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations.                                                     7


                   Part II - Other Information
                   ---------------------------


Item 6.  Exhibits and Reports on Form 8-K.                                10

Signatures                                                                11

                                  ADVO, Inc.
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)

                                                     March  27,   September 26,
ASSETS                                                 1999           1998
                                                    ------------  ------------

Current assets:
     Cash and cash equivalents                        $  10,265   $   8,724
     Accounts receivable, net                            78,656      80,140
     Inventories                                          3,516       3,740
     Prepaid expenses and other current assets            4,877       4,886
     Deferred income taxes                               14,682      13,535
                                                      ---------   ---------
        Total current assets                            111,996     111,025

Property, plant and equipment                           201,290     189,238
Less accumulated depreciation and amortization         (108,524)   (103,448)
                                                      ---------   ---------
     Net property, plant and equipment                   92,766      85,790
Other assets                                             22,807      22,391
                                                      ---------   ---------

  TOTAL ASSETS                                        $ 227,569   $ 219,206
                                                      =========   =========

LIABILITIES
Current liabilities:
     Current portion of long-term debt                $  18,225   $  16,200
     Accounts payable                                    35,528      37,586
     Accrued compensation and benefits                   25,138      27,473
     Other current liabilities                           35,460      29,790
                                                      ---------   ---------
        Total current liabilities                       114,351     111,049

Long-term debt                                          168,941     167,766
Deferred income taxes                                    11,534      12,035
Other liabilities                                         3,410       3,230

STOCKHOLDERS' DEFICIENCY
Series A Convertible preferred stock,
    $.01 par value (Authorized 5,000,000
    shares, none issued)                                     --          --
Common stock, $.01 par value (Authorized
    40,000,000 shares, issued 29,370,781
    and 29,237,700 shares, respectively)                    294         292
Additional paid-in capital                              175,418     173,433
Accumulated deficit                                    (103,174)   (119,473)
                                                      ---------   ---------
                                                         72,538      54,252
Less common stock held in
    treasury, at cost                                  (143,205)   (129,126)
                                                      ---------   ---------
Total stockholders' deficiency                          (70,667)    (74,874)
                                                      ---------   ---------

  TOTAL LIABILITIES & STOCKHOLDERS'
          DEFICIENCY                                  $ 227,569   $ 219,206
                                                      =========   =========

                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)


                                                        Six months ended                             Three months ended
                                                -------------------------------                --------------------------------
                                                   March 27,         March  28,                    March 27,         March 28,
                                                     1999              1998                          1999              1998
                                                ------------      -------------                --------------      ------------
Revenues                                            $522,137      $     515,376                $      253,488      $    253,232
Costs and expenses:
  Cost of sales                                      380,434            384,234                       186,004           189,305
  Selling, general and
       administrative                                105,614             99,644                        52,341            50,344
    Provision for bad debts                            2,522              1,852                         1,663             1,127
                                                ------------      -------------                --------------      ------------
Operating income                                      33,567             29,646                        13,480            12,456

Interest expense                                       7,049              7,229                         3,494             3,668
Interest income                                          305                511                           141               257
Other expense                                            321                281                           146               133
                                                ------------      -------------                --------------      ------------
Income before income taxes                            26,502             22,647                         9,981             8,912

Provision for income taxes                            10,203              8,832                         3,843             3,476
                                                ------------      -------------                --------------      ------------

Net income                                      $     16,299      $      13,815                $        6,138      $      5,436
                                                ============      =============                ==============      ============

Earnings per common share                       $        .74      $         .62                $          .28      $        .24
                                                ============      =============                ==============      ============

Earnings per common share
       - assuming dilution                      $        .73      $         .60                $          .28      $        .24
                                                ============      =============                ==============      ============


Weighted average common shares                        22,022             22,427                        21,972            22,435
Weighted average diluted shares                       22,339             23,048                        22,228            23,037

                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                         Six  months ended
                                                    ---------------------------
                                                      March  27,      March 28,
                                                        1999            1998
                                                    -------------    ----------
Net cash provided by operating activities             $    30,335    $  24,424


Cash flows from investing activities:
   Acquisition of property, plant and equipment           (18,611)     (11,374)
   Proceeds from disposals of property and equipment           12           --
   Acquisitions, net of cash acquired                        (300)     (10,720)
                                                         --------     --------

Net cash used by investing activities                     (18,899)     (22,094)

Cash flows from financing activities:
  Revolving line of credit - net                           13,300       41,500
  Payments of long-term borrowings                        (10,100)      (7,462)
  Payment of debt issue costs                                  --       (1,349)
  Proceeds from exercise of stock options                     983        1,818
  Purchase of common stock for treasury                   (14,079)     (39,476)
  Other                                                         1            1
                                                         --------     --------

Net cash used by financing activities                      (9,895)      (4,968)
                                                         --------     --------

Increase (decrease) in cash and cash equivalents            1,541       (2,638)

Cash and cash equivalents at beginning of period            8,724       25,963
                                                         --------     --------

Cash and cash equivalents at end of period               $ 10,265     $ 23,325
                                                         ========     ========

                            See Accompanying Notes

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 27, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 25, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 26, 1998.
Certain reclassifications have been made in the fiscal 1998 financial statements to conform with the fiscal 1999 presentation.


2.  EARNINGS PER SHARE

Earnings per common share excludes common stock equivalents, such as stock options, and is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share - assuming dilution reflects the potential dilution that could occur if common stock equivalents, such as stock options, were exercised.



                                                           Six months ended                         Three months ended
                                                 ---------------------------------------   --------------------------------------
                                                       March 27,           March  28,         March 27,            March 28,
                                                         1999                 1998              1999                 1998
                                                 -----------------      ----------------   ---------------      -----------------
Net income                                        $         16,299       $        13,815    $        6,138        $         5,436

Weighted average common shares                              22,022                22,427            21,972                 22,435

Effect of dilutive securities:
  Stock options                                                301                   600               245                    579
  Restricted stock                                              16                    21                11                     23
                                                 -----------------      ----------------   ---------------      -----------------
Dilutive potential common shares                               317                   621               256                    602


Weighted average diluted shares                             22,339                23,048            22,228                 23,037
                                                 =================      ================   ===============      =================

Earnings per common share                         $            .74       $           .62    $          .28       $            .24
                                                 =================      ================   ===============      =================

Earnings per common share - assuming
  dilution                                        $            .73       $           .60    $          .28        $           .24
                                                 =================      ================   ===============      =================

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

RESULTS OF OPERATIONS
---------------------

Revenues for the second quarter of fiscal 1999 remained consistent with the prior year second quarter results, increasing $.3 million or .1%. Year to date revenues through March 27, 1999 as compared to the same period of the prior year increased $6.8 million or 1.3%. Contributing to the revenue increases were the pricing gains achieved on many of the Company's shared mail products, as evidenced by the increase in quarter and year to date revenue per thousand pieces from $36.07 to $36.54 and $36.82 to $37.17, respectively. Offsetting these gains were decreases in pieces per package from 8.55 to 8.24 and 8.66 to
8.54 for the quarter and six months ended March 27, 1999, respectively, as well as a decline in packages mailed due to the Company's elimination of mailings in selected markets. The acquisition of MailCoups, the Company's targeted coupon envelope distributor, which occurred in March 1998; the Company's A.N.N.E. (ADVO National Network Extension) brokered distribution program; as well as targeting revenues associated with the Company's ATZ (ADVO Targeting Zones) distribution platform significantly contributed to the quarter and year to date revenue.

Cost of sales as a percentage of revenue declined 1.4 percentage points to 73.4% for the fiscal 1999 second quarter and 1.7 percentage points to 72.9% for fiscal 1999 year to date as compared to the same periods of the prior year. In absolute terms, cost of sales decreased for the period ended March 27, 1999, $3.3 million and $3.8 million in relation to the same three and six month periods of the prior year, respectively. The cost of sales declines are attributable to lower postage expense due to shifts in product mix and declines in packages mailed; lower print costs due to turnkey product revenue decreases and favorable paper prices; as well as continued improvement in operating efficiencies in the Company's branch operations. These decreases were partially offset by incremental distribution and delivery costs associated with MailCoups and A.N.N.E.

Selling, general and administrative expenses (including the provision for bad debts) increased $2.5 million for the quarter ended and $6.6 million for the year to date period ended March 27, 1999 to $54.0 million and $108.1 million, respectively. Selling costs remained relatively flat in comparison to the prior year. The increase in general and administrative costs is mainly attributable to Year 2000 remediation costs, as well as a one time severance charge taken during the fiscal 1999 second quarter.

As a result of the above, operating income increased 8.2% to $13.5 million during the second quarter, and 13.2% to $33.6 million during the first six months of fiscal 1999, as compared to the prior year. Excluding the one time severance charge of $1.8 million, operating income increased 22.7% and 19.3% for the fiscal 1999 second quarter and six month year to date period, respectively.

Interest expense for the three and six months ended March 27, 1999 decreased slightly as compared to the same periods of the prior year. The effects of lower interest rates offset the impact of the increase in the outstanding debt balance.

The effective income tax rate for the three and six months ended March 27, 1999 and March 28, 1998 was approximately 39% for both periods.

Earnings per share - assuming dilution increased over the prior year period from $.24 to $.28 for the quarter ended and from $.60 to $.73 for the six month period ended March 27, 1999. Excluding the one time severance charge, earnings per share assuming dilution was $.33 and $.78 for the current three and six month periods. This increase was reflective of the Company's improved earnings, as well as the decrease in weighted average diluted shares as a result of the Company's common stock buyback program.

FINANCIAL CONDITION
-------------------

Working capital decreased approximately $2.3 million from September 26, 1998. The decline in working capital was primarily related to an increase in current liabilities of approximately $3.3 million as a result of increased scheduled debt repayment levels and increased taxes payable associated with the Company's improved earnings. Partially offsetting these increases were reductions in accounts payable associated with the timing of vendor payments and a decline in accrued compensation and benefits due to the payout of the fiscal 1998 incentive award in 1999.

Stockholders' deficiency decreased $4.2 million to a net deficiency of $70.7 million at March 27, 1999 from $74.9 million at September 26, 1998. The decrease in the net deficiency was primarily the result of the Company's net income of $16.3 million for the six month period ended March 27, 1999, offset by treasury stock purchases of $14.1 million. The treasury stock purchases consisted of $13.1 million of open market purchases associated with the Company's buyback program and $1.0 million pursuant to elections by employees to satisfy withholding requirements under the Company's restricted stock and stock option plans. In March 1999, the Company increased its authorization under its stock buyback program by 1.0 million shares to be repurchased through March 30, 2000.

PROPERTY, PLANT AND EQUIPMENT
-----------------------------

Property, plant and equipment investments were $18.6 million for the six month period ended March 27, 1999. These capital expenditures were mainly for the development of financial and operational software, and the purchase of computerized mail sorters for the Company's production facilities. Of the total year to date fiscal 1999 capital expenditures, approximately $1.3 million relates to the development of the human resource / payroll system, which was accelerated in order to be Year 2000 compliant. The project was completed during the second quarter of fiscal 1999. Total capitalized project costs were approximately $3.5 million since inception in fiscal 1998.


LIQUIDITY
---------

The Company's main source of liquidity continues to be funds generated from operating activities. In addition, the Company has available unused credit commitments of $80.2 million which may be used to fund working capital.

The net cash provided by operating activities for the six months ended March 27, 1999 was $30.3 million versus $24.4 million for the same period of the prior year. The year over year increase was primarily the result of improved operating results and changes in taxes payable, accounts payable and accrued compensation and benefits discussed above.

The overall increase in year to date fiscal 1999 cash and cash equivalents of $1.5 million was comprised of net cash provided by operating activities of $30.3 million offset by investing activities of $18.9 million and net financing activities of $9.9 million. Investing activities consisted primarily of the capital expenditures detailed above. Financing activities included treasury stock purchases of $14.1 million partially offset by net borrowings under the credit facility of $3.2 million. In the prior year period, investing activities included $10.7 million for the acquisition of Mailhouse, Inc. and $11.4 million
in capital purchases.   Financing activities for the prior year period included
treasury stock purchases of $39.5 million due primarily to the 1.9 million shares of the Company's common stock purchased from Warburg, Pincus Capital Partners, L.P., offset by net borrowings under the credit facilities of $34.0 million.

FINANCING ARRANGEMENTS
----------------------

The Company maintains a credit agreement which provides for total credit facilities of $300 million, consisting of a $135 million term loan and a $165 million reducing revolving line of credit. At March 27, 1999 there was $187.2 million of debt outstanding, with $18.2 million classified as current. The Company anticipates it will be able to meet its long-term debt obligations through funds generated from operations. As of April 24, 1999, the Company had additional net borrowings of $20 million under the revolving line of credit.

Under the terms of the credit agreement, the Company is required to maintain certain financial ratios. In addition, the credit agreement also places restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt.


YEAR 2000 COMPLIANCE
--------------------

As discussed in the Financial Report contained in the Company's Annual Report on Form 10-K for the year ended September 26, 1998, under the caption ,"Year 2000 Readiness", the Company outlined its program to become Year 2000 compliant by discussing the following matters: state of readiness, costs, and risks and contingency plans. During the first half of fiscal 1999, the Company continued on track with its program to become Year 2000 compliant. Below is a summary of the matters which have changed since the disclosures made at year end.

State of Readiness

The Company continues to work on the various identified phases concurrently.
The Company is currently proceeding on schedule in its overall Year 2000 program and is approximately 75% complete as of April 30, 1999. The estimated completion date of the project remains no later than September 1999.

Costs

The Company's total cost of modifying the required systems for Year 2000 compliance is currently estimated from inception in fiscal 1998 through completion in September 1999 to be approximately $12 million and will be expensed as incurred. Of these costs, $3.2 million were incurred during fiscal 1998 and $4.7 million during the first and second quarters of fiscal 1999.

Risks and Contingency Plans

The Company continues to develop formal contingency plans for non-compliance and continues to refine these plans as the Company completes the evaluation, modification and /or replacement of its Information Technology ("IT") and non-IT systems and as it receives and evaluates information from third parties.


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

                          PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

  (a)  Exhibit Index

       Exhibit No.    Exhibits
       -----------    --------
          10          Amendment to Executive Severance Agreements.
          27          Financial Data Schedule.


  (b)  Reports on Form 8-K
       -------------------

      A report on Form 8-K dated March 15, 1999 was filed by the Company. The Form reported under Item 5 thereof, that its Board of Directors authorized a new stock repurchase program for up to 1,420,000 shares through March 30, 2000. As of the report date, this new program added one million shares to the approximate remaining 420,000 shares from its previous buyback program.

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


                                   ADVO, Inc.



Date: May 7, 1999                  By: /s/ JULIE A. ABRAHAM
      -----------                    ----------------------------
                                           Julie A. Abraham
                                           Vice President and Controller
                                           (Principal Accounting Officer)