Form 10-Q
period 1999-06-26
ADVO INC
filed 1999-08-09
CIK 801622

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 1999
                               -------------

                                     or

( )    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from  __________________ to _________________

Commission file number 1-11720
                       -------


                                  ADVO, Inc.
                          --------------------------
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

Yes   X         No _____
    -----

    As of July 24, 1999 there were 21,181,910 shares of common stock outstanding.

                                  ADVO, Inc.
                           Index to Quarterly Report
                                 on Form 10-Q

                          Quarter Ended June 26, 1999



                   Part I - Financial Information
                   ------------------------------
                                                                Page
                                                                ----

Item 1. Financial Statements (Unaudited).

        Consolidated balance sheets -
           June 26, 1999 and September 26, 1998.                   2

        Consolidated statements of operations -
           Nine months and three months ended
           June 26, 1999 and June 27, 1998.                        3

        Consolidated statements of cash flows -
           Nine months ended June 26, 1999
           and June 27, 1998.                                      4

        Notes to consolidated financial statements.                5

Item 2. Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations.                                             7


                   Part II - Other Information
                   ---------------------------


Item 6. Exhibits and Reports on Form 8-K.                         11

Signatures                                                        12

                                  ADVO, Inc.
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)


                                                     June 26,     September 26,
ASSETS                                                 1999          1998
                                                  --------------  -------------
Current assets:
     Cash and cash equivalents                        $   7,858   $   8,724
     Accounts receivable, net                            89,678      80,140
     Inventories                                          3,319       3,740
     Prepaid expenses and other current assets            5,124       4,886
     Deferred income taxes                               14,818      13,535
                                                      ---------   ---------
        Total current assets                            120,797     111,025

Property, plant and equipment                           206,914     189,238
Less accumulated depreciation and amortization         (112,634)   (103,448)
                                                      ---------   ---------
  Net property, plant and equipment                      94,280      85,790
Other assets                                             20,087      22,391
                                                      ---------   ---------

  TOTAL ASSETS                                        $ 235,164   $ 219,206
                                                      =========   =========

LIABILITIES
Current liabilities:
     Current portion of long-term debt                $  19,238   $  16,200
     Accounts payable                                    36,010      37,586
     Accrued compensation and benefits                   22,857      27,473
     Other current liabilities                           31,806      29,790
                                                      ---------   ---------
        Total current liabilities                       109,911     111,049

Long-term debt                                          179,879     167,766
Deferred income taxes                                    10,964      12,035
Other liabilities                                         3,457       3,230

STOCKHOLDERS' DEFICIENCY
Series A Convertible preferred stock,
    $.01 par value (Authorized 5,000,000
    shares, none issued)                                     --          --
Common stock, $.01 par value (Authorized
    40,000,000 shares, issued 29,421,171
    and 29,237,700 shares, respectively)                    294         292
Additional paid-in capital                              176,120     173,433
Accumulated deficit                                     (90,761)   (119,473)
                                                      ---------   ---------
                                                         85,653      54,252
Less common stock held in
    treasury, at cost                                  (154,700)   (129,126)
                                                      ---------   ---------
Total stockholders' deficiency                          (69,047)    (74,874)
                                                      ---------   ---------

  TOTAL LIABILITIES & STOCKHOLDERS'
          DEFICIENCY                                  $ 235,164   $ 219,206
                                                      =========   =========

                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)


                                             Nine months ended                            Three months ended
                                      ----------------------------                  ------------------------------

                                        June 26,         June  27,                   June 26,          June 27,
                                          1999             1998                       1999               1998
                                      -----------       ----------                  ----------       -------------
Revenues                              $   784,194       $  784,397                  $  262,058        $   269,021
Costs and expenses:
    Cost of sales                         567,365          578,389                     186,931            194,155
     Selling, general and
       administrative                     155,577          150,368                      49,963             50,725
    Provision for bad debts                 3,911            2,790                       1,389                937
                                      -----------       ----------                  ----------        -----------
Operating income                           57,341           52,850                      23,775             23,204

Interest expense                           10,616           10,631                       3,567              3,402
Interest income                               454              774                         149                262
Other expense                                 494              441                         174                160
                                      -----------       ----------                  ----------        -----------
Income before income taxes                 46,685           42,552                      20,183             19,904

Provision for income taxes                 17,974           16,596                       7,770              7,762
                                      -----------       ----------                  ----------        -----------

Net income                            $    28,711       $   25,956                  $   12,413        $    12,142
                                      ===========       ==========                  ==========        ===========


Earnings per common share             $      1.32       $     1.16                  $      .58        $       .54
                                      ===========       ==========                  ==========        ===========

Earnings per common share
       - assuming dilution            $      1.30       $     1.12                  $      .58        $       .52
                                      ===========       ==========                  ==========        ===========


Weighted average common shares             21,783           22,452                      21,305             22,502
Weighted average diluted shares            22,057           23,095                      21,493             23,189


                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)


                                                  Nine months ended
                                            -----------------------------

                                              June 26,          June 27,
                                               1999              1998
                                            -----------      -----------
Net cash provided by operating activities   $   34,524       $   32,786


Cash flows from investing activities:
   Acquisition of property, plant and
   equipment                                   (26,135)         (15,799)
   Proceeds from disposals of property
   and equipment                                    26                6
   Acquisitions, net of cash acquired             (300)         (10,720)
                                            ----------       ----------

Net cash used by investing activities          (26,409)         (26,513)


Cash flows from financing activities:
  Revolving line of credit - net                29,300           37,000
  Payments of long-term borrowings             (14,150)          (9,994)
  Payment of debt issue costs                       --           (1,349)
  Proceeds from exercise of stock options        1,443            2,365
  Purchase of common stock for treasury        (25,574)         (45,280)
  Other                                              -                1
                                            ----------       ----------

Net cash used by financing activities           (8,981)         (17,257)
                                            ----------       ----------

Decrease in cash and cash equivalents             (866)         (10,984)

Cash and cash equivalents at beginning
of period                                        8,724           25,963
                                            ----------       ----------

Cash and cash equivalents at end of period  $    7,858       $   14,979
                                            ==========       ==========


                            See Accompanying Notes

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 26, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 25, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 26, 1998. Certain reclassifications have been made in the fiscal 1998 financial statements to conform with the fiscal 1999 presentation.

2.  Earnings per share

Earnings per common share excludes common stock equivalents, such as stock options, and is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share - assuming dilution reflects the potential dilution that could occur if common stock equivalents, such as stock options, were exercised.

                                             Nine months ended                   Three months ended
                                   -----------------------------------       ----------------------------

                                      June 26,           June 27,               June 26,        June 27,
                                        1999               1998                  1999             1998
                                   ----------           ----------           ----------        ---------
Net income                          $  28,711            $  25,956            $  12,413        $  12,142


Weighted average common shares         21,783               22,452               21,305           22,502

Effect of dilutive securities:
  Stock options                           258                  617                  173              652
  Restricted stock                         16                   26                   15               35
                                    ---------            ---------            ---------        ---------
Dilutive potential common shares          274                  643                  188              687


Weighted average diluted shares        22,057               23,095               21,493           23,189
                                    =========            =========            =========        =========

Earnings per common share           $    1.32            $    1.16            $     .58        $     .54
                                    =========            =========            =========        =========

Earnings per common share -
 assuming dilution                  $    1.30            $    1.12            $     .58        $     .52
                                    =========            =========            =========        =========

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

RESULTS OF OPERATIONS
---------------------

For the third quarter of fiscal 1999, revenues of $262.1 million decreased $7.0 million, or 2.6% from the comparable period of the prior fiscal year. Revenues for the nine months ended June 26, 1999 and June 27, 1998 remained constant at $784.2 million and $784.4 million, respectively. The decline in revenues for both the three and nine month periods was attributable to shifts in product mix away from heavier weight and higher priced shared mail products, as well as volume declines. These declines were demonstrated by the 4.4% and 2.3% decrease in average pieces per package to 8.37 and 8.49 pieces, respectively, for the third quarter and nine months ended June 26, 1999 and also the 0.1% and 0.4% decline in shared mail packages delivered for the same periods primarily due to the Company's strategic elimination of mailings in selected markets. Offsetting these declines to a degree were pricing gains resulting in the increase of revenue per thousand pieces to $37.39 for the third quarter and to $37.24 for the first nine months of fiscal 1999, reflecting a 0.9% increase for both periods over the same periods of the prior year.

The decrease in revenues for the year to date period ended June 26, 1999 detailed above was virtually offset by the March 1998 acquisition of MailCoups, the Company's targeted coupon envelope distributor; the growth from the Company's A.N.N.E. (ADVO National Network Extension) brokered distribution program; as well as increased targeting revenues associated with the Company's ATZ (ADVO Targeting Zones) distribution platform. For the third quarter the decrease in revenues was only partially offset by the revenue growth from these programs.

Cost of sales decreased $7.2 million and $11.0 million, respectively, for the current quarter and year to date periods over the comparable periods of the prior year. As a percentage of revenues, cost of sales decreased 0.9 percentage points to 71.3% and 1.3 percentage points to 72.4%, respectively, for the three and nine month periods in fiscal 1999 when compared to the same periods in fiscal 1998. Both the third quarter and nine month period decreases were the result of lower postage expense due to the decrease in the number of shared mail packages distributed and the shift in product mix away from heavier weight products. Print costs, which is another component of cost of sales, decreased for the three and nine months ended June 26, 1999 as a result of the printing associated with the Company's lower turnkey product revenue and lower paper costs. Continued improvements and efficiencies in the Company's branch operations have also contributed to the favorable variance in cost of sales. The above decreases have been partially offset by the increased distribution and delivery costs associated with MailCoups and A.N.N.E. growth.

Selling, general and administrative expenses (including the provision for bad debts) for the third quarter of fiscal 1999 decreased slightly, $0.3 million, to $51.4 million. For the year to date period ended June 26, 1999, selling, general and administrative expenses increased $6.3 million. The increase in general and administrative costs for the nine month period of fiscal 1999 is mainly attributable to Year 2000 remediation costs, as well as, amortization costs associated with financial systems, software development and other technological enhancements, and severance charges recorded during the second and third quarters of fiscal 1999.

As a result of the above, the Company reported operating income of $23.8 million for the third quarter and $57.3 million for the first nine months of fiscal 1999, increases of $0.6 million and $4.5 million, respectively, over the same periods of the prior year. Excluding the severance charges of $2.3 million recorded during the current year, operating income increased $6.8 million for the nine month year to date period. Operating income, as percentage of revenue, for the three and nine months ended June 26, 1999 increased from 8.6% to 9.1% and 6.7% to 7.3%, respectively, when compared to the same periods in the prior year.

Interest expense for the three and nine months ended June 26, 1999 remained relatively consistent with the same periods of the prior year. The effects of lower interest rates offset the impact of the increase in the outstanding debt balance.

The effective income tax rate for the three and nine months ended June 26, 1999 and June 27, 1998 was approximately 39% for both periods.

Earnings per share - assuming dilution increased to $.58 for the third quarter of fiscal 1999, representing a 11.5% increase from the comparable period of the prior year. For the first nine months of fiscal 1999, the Company reported earnings per share - assuming dilution of $1.30, representing a 16.1% increase over the same period of fiscal 1998. Excluding the severance charges of $2.3 million recorded during the current year, earnings per share - assuming dilution for the nine month year to date period was $1.37. The increase in earning per share - assuming dilution was reflective of the Company's improved earnings, as well as the decrease in weighted average diluted shares as a result of the Company's common stock buyback program.


FINANCIAL CONDITION
-------------------

The working capital ratio was 1.10 at June 26, 1999 and 1.00 at September 26, 1998. Working capital increased $10.9 million from September 26, 1998. The change in working capital was primarily attributable to the increase in accounts receivable as a result of a new accounts receivable system which was put into place during the third quarter. Despite the successful implementation, collection efforts were focused on customer service questions resulting from enhancements to the monthly statements generated by the new system; therefore, delaying the timing of customer payments.

Stockholders' deficiency decreased $5.9 million to a net deficiency of $69.0 million at June 26, 1999 from $74.9 million at September 26, 1998. The decrease in the net deficiency was primarily the result of the Company's net income of $28.7 million for the nine month period ended June 26, 1999, offset by treasury stock purchases of $25.6 million. The treasury stock purchases consisted of $24.5 million of open market purchases associated with the Company's buyback program and $1.1 million pursuant to elections by employees to satisfy withholding requirements under the Company's restricted stock and stock option plans. During the second quarter of fiscal 1999, the Company increased its authorization under its stock buyback program by 1.0 million shares to be repurchased through March 30, 2000. As of June 26, 1999, there were 0.6 million shares remaining to be purchased.


PROPERTY, PLANT AND EQUIPMENT
-----------------------------

For the nine month period ended June 26, 1999, property, plant and equipment investments were $26.1 million. These capital expenditures were mainly for the development of financial and operational software, and the purchase of computerized mail sorters for the Company's production facilities. Of the total year to date fiscal 1999 capital expenditures, approximately $1.3 million relates to the development of the human resource / payroll system, which was accelerated in order to be Year 2000 compliant. The project was completed during the second quarter of fiscal 1999. Total capitalized project costs were approximately $3.5 million since inception in fiscal 1998.

LIQUIDITY
---------

The Company's main source of liquidity continues to be funds generated from operating activities. In addition, the Company has available unused credit commitments of $64.2 million which may be used to fund working capital.

The net cash provided by operating activities for the nine months ended June 26, 1999 was $34.5 million versus $32.8 million for the same period of fiscal 1998. The year over year increase was primarily the result of improved operating results and changes in accounts receivables, accounts payable and accrued compensation and benefits.

The Company experienced a $0.9 million decrease in cash and cash equivalents during the first nine months of fiscal 1999. The overall decrease was a result of cash outlays for financing and investing activities of $35.4 million offset by cash provided by operating activities of $34.5 million. Investing activities of $26.4 million consisted primarily of the capital expenditures detailed above. Financing activities of $9.0 million included treasury stock purchases of $25.6 million partially offset by net borrowings under the credit facility of $15.2 million. In the prior year period, investing activities included $10.7 million for the acquisition of Mailhouse, Inc. and $15.8 million in capital purchases. Financing activities for the prior year period included treasury stock purchases of $45.3 million due primarily to the 1.9 million shares of the Company's common stock purchased from Warburg, Pincus Capital Partners, L.P., offset by net borrowings under the credit facilities of $27.0 million.

FINANCING ARRANGEMENTS
----------------------

The Company maintains a credit agreement, which provides for total credit facilities of $300 million, consisting of a $135 million term loan and a $165 million reducing revolving line of credit. At June 26, 1999 there was $199.1 million of debt outstanding, with $19.2 million classified as current. The Company anticipates it will be able to meet its long-term debt obligations through funds generated from operations. As of July 24, 1999, the Company had additional net borrowings of $9.0 million under the revolving line of credit.

Under the terms of the credit agreement, the Company is required to maintain certain financial ratios. In addition, the credit agreement also places restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt.


YEAR 2000 COMPLIANCE
--------------------

As discussed in the Financial Report contained in the Company's Annual Report on Form 10-K for the year ended September 26, 1998, under the caption, "Year 2000 Readiness", the Company outlined its program to become Year 2000 compliant by discussing the following matters: state of readiness, costs, and risks and contingency plans. During the first nine months of fiscal 1999, the Company continued on track with its program to become Year 2000 compliant. Below is a summary of the matters which have changed since the disclosures made at year end.

State of Readiness

The Company continues to work on the various identified phases concurrently.
The Company is currently proceeding on schedule in its overall Year 2000 program and is approximately 85% complete as of July 30, 1999. The Company's information technology applications and associated technical platforms were completed in July 1999. The estimated completion date of the project remains no later than September 1999.

Costs

The Company's total cost of modifying the required systems for Year 2000 compliance is currently estimated from inception in fiscal 1998 through completion in September 1999 to be approximately $12 million and will be expensed as incurred. Of these costs, $3.2 million were incurred during fiscal 1998 and $1.5 million and $6.2 million, respectively during the three and nine month periods of fiscal 1999.

Risks and Contingency Plans

The Company continues to develop formal contingency plans for non-compliance and continues to refine these plans as the Company completes the evaluation, modification and /or replacement of its Information Technology ("IT") and non-IT systems and as it receives and evaluates information from third parties.


FORWARD LOOKING STATEMENTS
--------------------------

Except for the historical information stated herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are subject to cautionary factors which could cause the Company's actual results to differ materially from those in the forward looking statements. Such factors include but are not limited to: possible governmental regulation or legislation affecting aspects of the Company's business, changes in customer demand and pricing, the possibility of consolidation throughout the retail sector, postal and paper prices, the efficiencies achieved with technology upgrades, the amount of shares the Company will purchase in the future under its buyback program, the successful completion and estimated costs of the Year 2000 program, fluctuations in interest rates related to the outstanding debt and other general economic factors.

                          Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

    (a)   Exhibit Index

          Exhibit No.     Exhibits
          -----------     --------

            10 Executive Severance Agreement dated January 1, 1999 between ADVO, Inc. and Helen Hodack.

            27            Financial Data Schedule.


    (b)   Reports on Form 8-K
          -------------------

          A report on Form 8-K dated June 28, 1999 was filed by the Company. The Form reported under Item 5 thereof, that Robert Kamerschen had retired as Chairman of the Company's Board of Directors as of June 25, 1999. Gary Mulloy, the Company's present CEO, was elected to succeed Mr. Kamerschen as Chairman of the Board.

-------------------------------------------------------------------------------

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  ADVO, Inc.



Date: August 9, 1999                 By: /s/ JULIE A. ABRAHAM
      --------------                    ----------------------------
                                            Julie A. Abraham
                                            Vice President and Controller
                                           (Principal Accounting Officer)