Form 10-K
period 1999-09-25
ADVO INC
filed 1999-12-16
CIK 801622

                                   ADVO, Inc.

                                   Form 10-K

                               September 25, 1999

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

For the fiscal year ended September 25, 1999

                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________ to _________

Commission file number 1-11720

                                  ADVO, Inc.
        -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                 06-0885252
-------------------------------------     -------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

   One Univac Lane, P.O. Box 755,                      06095-0755
             Windsor, CT                  -------------------------------------
-------------------------------------                  (Zip Code)
   (Address of principal executive
              offices)

      Registrant's telephone number, including area code: (860) 285-6100
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

               Common Stock and Rights, par value $.01 per share
        -------------------------------------------------------------
                               (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                     NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the registrant at November 26, 1999 was $384,268,098. On that date, there were 20,631,648 outstanding shares of the registrant's common stock.

Documents Incorporated by Reference:

Portions of the 1999 Annual Report to Stockholders are incorporated by reference into Parts II and IV of this Report.

Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   ADVO, Inc.
                          Index to Report on Form 10-K
                     For the Year Ended September 25, 1999

                                     Part I

Item                                                                      Page
----                                                                      ----
 1. Business.............................................................   1
 2. Properties...........................................................   5
 3. Legal Proceedings....................................................   5
 4. Submission of Matters to a Vote of Security Holders..................   5

                                    Part II

 5. Market for Registrant's Common Equity and Related Stockholder Mat-
    ters.................................................................   7
 6. Selected Financial Data..............................................   7
 7. Management's Discussion and Analysis of Financial Condition and Re-
    sults of Operations..................................................   7
7A. Quantitative and Qualitative Disclosures about Market Risk...........   7
 8. Financial Statements and Supplementary Data..........................   7
 9. Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure.................................................   8

                                    Part III

10. Directors and Executive Officers of the Registrant...................   8
11. Executive Compensation...............................................   8
12. Security Ownership of Certain Beneficial Owners and Management.......   8
13. Certain Relationships and Related Transactions.......................   8

                                    Part IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......   9

                                    PART I

ITEM 1. Business

General

  ADVO, Inc. ("ADVO" or the "Company") is a direct mail marketing firm primarily engaged in soliciting and processing printed advertising from retailers, manufacturers and service companies for targeted distribution by both shared and solo mail to consumer households in the United States on a national, regional and local basis. Founded in 1929 as a hand delivery company, the Company entered the direct mail industry as a solo mailer in 1946 and began its shared mail program in 1980. The Company currently is the largest commercial user of standard mail (formerly third-class mail) in the United States.

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

  ADVO's principal executive offices are located at One Univac Lane, Windsor, Connecticut 06095.

Products and Services

  ADVO's direct mail marketing products and services include shared mail and solo mail. ADVO provides ancillary services in conjunction with its direct mail marketing programs and also provides private carrier (hand) delivery in certain markets. In addition, during fiscal 1998, the Company acquired a franchise-based coupon envelope mail company.

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

  The Company offers the nationwide availability of ADVO Targeting Zones ("ATZs") which enables advertisers to target their ads to consumer clusters of about 3,500 households. ATZs are neighboring postal carrier delivery routes within a ZIP Code that are clustered together based on shared demographic characteristics and proximity to key retail shopping areas.

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

  As a part of its shared mail programs, the Company provides the addresses of the households receiving the mail packages, sorts, processes and transports the advertising material for ultimate delivery through the United States Postal Service ("USPS"). Generally, larger businesses, such as food chains and mass merchandisers, will provide the Company with preprinted advertising materials in predetermined quantities. In the case of manufacturers and small retail customers, the Company may perform graphics services and/or act as a broker for the required printing. The Company also offers shared mail customers numerous standard turnkey advertising products in a variety of sizes and colors.

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

  The Company is part of a network, known as ADVO National Network Extension ("A.N.N.E.") comprised of regional shared mail companies, which provide its clients with extended coverage outside the markets already served by the Company. Approximately an additional 26 million households can be reached on a shared mail basis through A.N.N.E. The Company handles the clients' orders directly and manages distribution of their advertising through A.N.N.E.'s partners. Conversely, A.N.N.E. enables participating partners (shared mail companies) to offer their clients extended marketplace reach using the Company's household coverage.

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

Other Products and Services

  The Company rents portions of its mailing list, through a specialized firm hired by the Company, to organizations interested in distributing their own mailings. The Company may or may not perform the associated distribution services for the customer.

  ADVO Creative Services, Inc., based in Texas, is a wholly-owned subsidiary of the Company which specializes in the coordination and production of custom promotional magazines and circulars which, in most cases, are then distributed by the Company.

  During fiscal 1998, the Company acquired The Mailhouse, Inc., a franchise-based cooperative coupon envelope mail company headquartered in Avon, MA. The company was renamed MailCoups, Inc. ("MailCoups") and operates as a subsidiary of ADVO. The new subsidiary, operating under the trade name of Super Coups, is a leader in creating and distributing attractive, cost-effective targeted coupons in a distinctive envelope format for local neighborhood merchants via an extended network of franchise owners. At the end of fiscal 1999, MailCoups had approximately 398 franchise units in 27 states and directly employed approximately 140 people.

Mailing List

  ADVO's management believes its computerized mailing list is the largest residential/household mailing list in the country. It contains over 117 million delivery points (constituting nearly all of the households in the United States) and was used by the U.S. Census Bureau as a base for developing the mailing list for its 1980 and 1990 census questionnaire mailings. For the upcoming 2000 census, Congress amended federal law to permit the Census Bureau to work directly with the USPS for mailing list development. The Company's management believes that the list is particularly valuable and that replication in its entirety by competitors would be extremely difficult and costly. The list enables the Company to target mailings to best serve its customers.

  Bimonthly, ADVO receives the latest release of delivery point information from the USPS. During the off months, ADVO receives a file release, which includes only significant changes or approximately five to ten percent of the base file. Included in these releases is information that indicates whether the address is still occupied, whether the address still exists at all (i.e., demolished buildings) and any new addresses included in the ZIP Code (i.e., new construction). The USPS also indicates to ADVO changes in the walk sequence order of addresses, which allows ADVO to qualify for the lowest possible postage rates. The USPS provides these updates to any user for a fee, provided that the user's list is at least 90% accurate on a ZIP Code basis. ADVO believes its list is nearly 100% accurate.

Customer Base

  Typically, the Company's customers are those businesses whose products and services are used by the general population. These businesses (supermarkets, fast food, drug stores, discount and department stores and consumer products manufacturers) require continuous advertising to a mass audience. No one customer accounted for more than 4% of the Company's sales in fiscal 1998 or 1997. In fiscal 1999, due to the consolidation of two of the Company's customers, no one customer accounted for more than 7% of the Company's sales.

Operations

  Customers' advertising circulars are processed by approximately 2,100 production employees who work at 19 mail processing facilities which are strategically located throughout the nation. Inserting machines (which combine the individual advertising pieces into the mailing packages), addressing and labeling, and quarter-folding equipment are the principal pieces of equipment used to process the Company's products and services. At several of the Company's production facilities, the Alphaliner, a new computerized mail sorter, is being utilized. The Alphaliner offers higher speed and capacity, enhanced productivity, computerized controls which automates order processing, electronically integrates with other machines, and links to ADVO's order fulfillment system. The Company has begun the process of integrating the Alphaliner technology into many of its mail processing facilities. Conversion of the remaining facilities will continue over the next two to three years.

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

  The Company entered into an agreement with Integrated Systems Solution Corporation, now known as IBM Global Services ("IBM"), to provide systems development and technical support to the Company. As a result of this outsourcing, ADVO's computer center moved from Hartford to IBM Global

Services' computer center located in Southbury, Connecticut. The Company's branches are on-line with this computer center which enables the day-to-day processing functions to be performed and provides corporate headquarters with management information. The systems include: order processing and production control, transportation/distribution, address list maintenance, market analysis, label printing and distribution, billing and financial systems, and carrier routing of addresses received from customer files and demographic analyses. The Company also has agreements with IBM to provide for a customer support center and server farm management services.

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

  ADVO's principal direct marketing competitors are other companies with residential lists and similar cooperative mailing programs. These companies have a significant presence in many of the Company's markets and represent competition to the Company's Marriage Mail(R) programs in those markets.

  There are local mailers in practically every market of the country. In addition to local mailers, there are many local private delivery services such as shoppers and pennysavers which compete by selling ROP advertisements and classified advertisements. ADVO believes that it competes effectively in its various markets.

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

Employees

  As of September 25, 1999, the Company had a total of approximately 4,300 full and part-time employees. ADVO also uses outside temporary employees, particularly during busy seasons.

  ADVO has one union contract, covering production employees in the Hartford, Connecticut branch. The Company believes that its relations with its employees are satisfactory.

Forward Looking Statements

  This Report on Form 10-K contains certain forward looking statements regarding the Company's results of operations and financial position within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties which would cause the Company's actual results to differ materially from those in the forward looking statements. Such risks and uncertainties include but are not limited to: changes in customer demand and pricing; the possibility of consolidation throughout the retail sector, postal and paper prices; possible governmental regulation or legislation affecting aspects of the Company's business; the efficiencies achieved with technology upgrades; the amount of shares the Company will purchase in the future under its buyback program; the risks associated with the transition into Year 2000; fluctuations in interest rates related to the outstanding debt; and other general economic factors.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

  Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT


          Name           Age                   Position With Company
          ----           ---                   ---------------------
Gary M. Mulloy..........  54 Chairman and Chief Executive Officer
Myron L. Lubin..........  59 Executive Vice President--Marketing and Sales
Donald E. McCombs.......  43 Executive Vice President and Chief Financial Officer
Jack S. Dearing.........  45 Senior Vice President--Operations
Henry S. Evans..........  46 Senior Vice President--Strategic Business Development
Vince Giuliano..........  52 Senior Vice President--Government Relations
Helen Hodack ...........  43 Senior Vice President--Client Logistics
Mardelle Pena...........  47 Senior Vice President--Chief Human Resources Officer
A. Brian Sanders........  38 Senior Vice President--Sales and Client Marketing
David Stigler...........  56 Senior Vice President--Chief Legal and Public Affairs
                              Officer and General Counsel
B. Kabe Woods...........  44 Senior Vice President--Chief Information Officer
Julie A. Abraham........  41 Vice President and Controller
Christopher T. Hutter...  33 Vice President--Treasurer and Investor Relations

  Mr. Mulloy became Chairman of the Board on June 28, 1999 and Chief Executive Officer on January 1, 1999. From November 1996 to December 1998, he was President and Chief Operating Officer. Mr. Mulloy was elected to the Board of Directors on December 3, 1996. From 1990 to October 1996, he was President and Chief Executive Officer of Pilkington Barnes-Hind, Inc., a division of Pilkington Vision Care.

  Mr. Lubin became Executive Vice President--Marketing and Sales on October 29, 1998. From December 1995 to October 1998, he was Senior Vice President-- Chief Sales Officer. Prior to that, he was Senior Vice President--Western Division President from January 1990 to November 1995.

  Mr. McCombs became Executive Vice President and Chief Financial Officer on December 3, 1998. From November 1997 to November 1998, he was Senior Vice President and Chief Financial Officer. Prior to that, from 1989 to October 1997, he was Vice President--Financial Planning and Measurement.

  Mr. Dearing became Senior Vice President--Operations on June 14, 1999. From February 1998 to June 1999, he was Vice President of Resource Management and Logistics. Prior to that, he was Senior Director of Operations at Anchor Glass Container Corporation from December 1995 to February 1998. From 1993 to 1995 he held various management positions at Corning, Inc.

  Mr. Evans became Senior Vice President--Strategic Business Development on June 14, 1999. From August 1997 to June 1999, he was Senior Vice President-- Operations. Prior to that, he was Senior Vice President of Operations with Anchor Glass Container Corporation from 1992 to 1997.

  Mr. Giuliano has been Senior Vice President--Government Relations since October 28, 1996. From April 1983 to October 1996 he was Vice President-- Government Relations.

  Ms. Hodack became Senior Vice President--Client Logistics on January 1, 1999. From December 1996 to October 1998, she was Senior Vice President of Customer Management for Data Broadcasting Corporation, an Internet-based provider of real-time financial information. Prior to that, she was Senior Vice President, Logistics for Pilkington Barnes-Hind, Inc., a division of Pilkington Vision Care from September 1993 to October 1996.

  Ms. Pena. has been Senior Vice President--Chief Human Resources Officer since August 1997. From May 1994 to August 1997, she was Vice President--Human Resources. Prior to that, she held various management positions at the Company since January 1991.

  Mr. Sanders became Senior Vice President--Sales and Client Marketing on February 11, 1999. From May 1997 to February 1999 he was Senior Vice President--Chief Marketing Officer. For the five years prior to that, he held several executive positions at Pilkington Barnes-Hind, Inc., a division of Pilkington Vision Care.

  Mr. Stigler has been Senior Vice President--Chief Legal and Public Affairs Officer and General Counsel since January 1990. He has also served as the Company's Secretary since August 1986.

  Mr. Woods has been Senior Vice President--Chief Information Officer since August 1997. From November 1995 to August 1997, he was Director--End User Services of Lucent Technologies and from November 1993 to November 1995, he was Chief Information Officer of AT&T Advanced Technology Systems. In addition, for a short time in 1995 he held the concurrent position of Chief Information Officer of AT&T Multimedia Ventures and Technology.

  Ms. Abraham has been Vice President and Controller since October 1998. From November 1997 to October 1998, she was Vice President--Financial Planning and Investor Relations. From August 1995 to November 1997, she was Vice President--Shared Financial Services. Prior to that, she held several other financial management positions at the Company since April 1992.

  Mr. Hutter became Vice President, Treasurer and Investor Relations on October 28, 1999. From October 1998 to October 1999, he was Vice President, Assistant Treasurer and Investor Relations. Prior to that, he was Director of Financial Planning from April 1996 to October 1998. In addition, he held several other financial management positions at the Company since June 1993.

  The Company is not aware of any family relationships between any of the foregoing officers and any of the Company's directors. Each of the foregoing officers holds such office until his or her successor shall have been duly chosen and shall have been qualified, or until his or her earlier resignation or removal.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

  ADVO's 1999 Annual Report to Stockholders includes on page 37 under the caption "Quarterly Financial Data (Unaudited)" the reported high and low market prices of ADVO's common stock for the past two fiscal years, and such information is incorporated herein by reference and made a part hereof (see
Exhibit 13).

  During the fiscal years ended September 25, 1999, September 26, 1998, and September 27, 1997, the Company declared no cash dividends. The Company is currently subject to debt covenants regarding future cash dividends exceeding $.025 per share as stipulated in its credit agreement dated September 29, 1997, with Chase Manhattan Bank.

  The closing price as of November 26, 1999 of the Company's common stock, under the symbol AD, on the New York Stock Exchange as reported in The Wall Street Journal was $20 1/8 per share. The approximate number of holders of record of the common stock on November 26, 1999 was 755.

  During fiscal 1999, the Company engaged in no sales of its securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6. Selected Financial Data

  The information required by this item is included in ADVO's 1999 Annual Report to Stockholders on page 20 under the caption "Selected Financial Data" and is incorporated herein by reference and made a part hereof (see Exhibit
13).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The information required by this item is included in ADVO's 1999 Annual Report to Stockholders on pages 21 through 26 under the caption "Financial Report" and is incorporated herein by reference and made a part hereof (see
Exhibit 13).

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

  The information required by this item is included in ADVO's 1999 Annual Report to Stockholders on pages 24 and 25 under the caption "Market Risk" and is incorporated herein by reference and made a part hereof (see Exhibit 13).

ITEM 8. Financial Statements and Supplementary Data

  ADVO's consolidated financial statements, together with the Report of Independent Auditors thereon dated October 19, 1999, appearing on pages 27 through 38 of ADVO's 1999 Annual Report to Stockholders, are incorporated herein by reference and made a part hereof (see Exhibit 13).

  The selected quarterly information required by this item is included under the caption "Quarterly Financial Data (Unaudited)" on page 37 of ADVO's 1999 Annual Report to Stockholders and is incorporated herein by reference and made a part hereof (see Exhibit 13).

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  The information required by this item, to the extent not included under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, appears on pages 3 and 4 of the Company's definitive proxy statement dated December 16, 1999 for the annual meeting of stockholders to be held on January 20, 2000 (the "Proxy Statement"), under the caption "Election of Directors," and on page 6 of the Proxy Statement under the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by reference and made a part hereof.

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

ITEM 13. Certain Relationships and Related Transactions

  The information required by this item is included under the caption "Related Party Transactions" on pages 18 and 19 of ADVO's Proxy Statement and in footnote 10 under the caption "Security Ownership of Management" on pages 5 and 6 of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

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

 3(b)        Restated By-laws of ADVO.                   Incorporated by reference to Exhibit
                                                         3(b) to the Company's Form 8-K dated
                                                         July 21, 1999.

 4(a)        Stockholder Protection Rights               Incorporated by reference to Exhibit
             Agreement, dated as of February 5,          4.1 of the Company's Form 8-K dated
             1993, between the Company and Mellon        February 5, 1993.
             Securities Trust Company, as Rights
             Agent, including Exhibit A and Exhibit
             B.

10(a)        The ADVO Savings Continuation Plan,         Incorporated by reference to Exhibit
             effective January 1, 1988.*                 10(n) to the Company's Annual Report
                                                         on Form 10-K for the fiscal year ended
                                                         September 24, 1988.

10(b)        Executive Severance Agreements, dated       Incorporated by reference to Exhibit
             October 17, 1995 between ADVO and the       10(m) to the Company's Annual Report
             executive officers named therein.*          on Form 10-K for the fiscal year ended
                                                         September 30, 1995.

10(c)        Information Technology Agreement dated      Incorporated by reference to Exhibit
             as of July 16, 1996 between ADVO and        10(o) to the Company's Annual Report
             Integrated Systems Solutions                on Form 10-K for the fiscal year ended
             Corporation.                                September 28, 1996.

10(d)        Executive Severance Agreement, dated        Incorporated by reference to Exhibit
             November 4, 1996 between ADVO and Gary      10(m) to the Company's Annual Report
             M. Mulloy.*                                 on Form 10-K for the fiscal year ended
                                                         September 28, 1996.

10(e)        Executive Severance Agreement dated         Incorporated by reference to Exhibit
             May 19, 1997 between ADVO and A. Brian      10(k) to the Company's Annual Report
             Sanders.*                                   on Form 10-K for the fiscal year ended
                                                         September 27, 1997.

10(f)        Amended and Restated Credit Agreement       Incorporated by reference to Exhibit
             dated September 29, 1997 between ADVO       99(b) of the Company's Form 8-K dated
             and a syndicate of lenders led by           September 29, 1997.
             Chase Manhattan Bank as Administrative
             Agent.

Exhibit No.                 Exhibit                                  Where Located
-----------                 -------                                  -------------
10(g)        Executive Severance Agreement dated         Incorporated by reference to Exhibit
             November 7, 1997 between ADVO and           10(m) to the Company's Annual Report
             Donald E. McCombs.*                         on Form 10-K for the fiscal year ended
                                                         September 27, 1997.

10(h)        Employment Agreement dated July 31,         Incorporated by reference to Exhibit
             1998 between ADVO and Gary M. Mulloy.*      10(m) to the Company's Annual Report
                                                         on Form 10-K for the fiscal year ended
                                                         September 26, 1998.

10(i)        Executive Severance Agreements dated        Incorporated by reference to Exhibit
             October 17, 1995 between ADVO and the       10(n) to the Company's Annual Report
             executive officers named therein.*          on Form 10-K for the fiscal year ended
                                                         September 26, 1998.

10(j)        Executive Severance Agreement dated         Incorporated by reference to Exhibit
             October 17, 1995 between ADVO and           10(o) to the Company's Annual Report
             David Stigler.*                             on Form 10-K for the fiscal year ended
                                                         September 26, 1998.

10(k)        Executive Severance Agreement dated         Incorporated by reference to Exhibit
             July 1, 1997 between ADVO and Mardelle      10(p) to the Company's Annual Report
             Pena.*                                      on Form 10-K for the fiscal year ended
                                                         September 26, 1998.

10(l)        Executive Severance Agreement dated         Incorporated by reference to Exhibit
             July 30, 1997 between ADVO and Henry        10(q) to the Company's Annual Report
             S. Evans.*                                  on Form 10-K for the fiscal year ended
                                                         September 26, 1998.

10(m)        Executive Severance Agreement dated         Incorporated by reference to Exhibit
             August 6, 1997 between ADVO and B.          10(r) to the Company's Annual Report
             Kabe Woods.*                                on Form 10-K for the fiscal year ended
                                                         September 26, 1998.

10(n)        Consulting Agreement dated December 1,      Incorporated by reference to Exhibit
             1998 between ADVO and Robert                10(s) to the Company's Annual Report
             Kamerschen.*                                on Form 10-K for the fiscal year ended
                                                         September 26, 1998.

10(o)        1998 Incentive Compensation Plan.*          Incorporated by reference to Exhibit A
                                                         to the Company's definitive Proxy
                                                         Statement for the annual meeting held
                                                         on January 21, 1999.

10(p)        Executive Severance Agreement dated         Incorporated by reference to Exhibit
             January 1, 1999 between ADVO and Helen      10 to the Company's Form 10-Q for the
             Hodack.*                                    quarter ended June 26, 1999.

10(q)        Executive Severance Agreement dated         Filed herewith.
             September 20, 1999 between ADVO and
             John S. Dearing.*

10(r)        Executive Severance Agreement dated         Filed herewith.
             September 27, 1999 between ADVO and
             Christopher T. Hutter.*

Exhibit No.                 Exhibit                             Where Located
-----------                 -------                             -------------
13           1999 Annual Report to Stockholders.    Furnished herewith; however, such re-
                                                     port, except for those portions
                                                     thereof which are expressly incorpo-
                                                     rated by reference into this Annual
                                                     Report on Form 10-K, is for the in-
                                                     formation of the Commission and is
                                                     not deemed "filed."

21           Subsidiaries of the Registrant.        Filed herewith.

23           Consent of Independent Auditors.       Filed herewith.

24           Power of Attorney.                     See signature page.

27           Financial Data Schedule.               Filed herewith.

--------
* Management contract or compensatory plan required to be filed as an exhibit pursuant to item 14(c) of this report.

  (b) Reports on Form 8-K.

  A report on Form 8-K dated July 21, 1999, was filed by the Company during the quarter ended September 25, 1999. The Form 8-K reported under item 5 thereof the Board of Directors' adoption of amendments to the Company's Restated By-laws.

  A report on Form 8-K dated September 23, 1999 was filed by the Company during the quarter ended September 25, 1999. The Form 8-K reported under item 5 thereof the Company's announcement of a new stock repurchase program for up to 1 million shares through September 30, 2000. This program added one million shares to the approximately 200,000 shares remaining from the prior buyback program announced in March 1999, bringing the total remaining authorization to 1,200,000 shares.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          December 16, 1999
Date: _______________________________     ADVO, Inc.

                                                         /s/ Julie A. Abraham
                                          By: _________________________________
                                                         Julie A. Abraham
                                                         Vice President and
                                                         Controller

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

        Date                   Signature                       Title

  December 16, 1999   /s/ Gary M. Mulloy             Chairman, Chief Executive
                      ----------------------------    Officer and Director
                      Gary M. Mulloy                  (Principal Executive
                                                      Officer)

  December 16, 1999   /s/ Donald E. McCombs          Executive Vice President
                      ----------------------------    and Chief Financial
                      Donald E. McCombs               Officer (Principal
                                                      Financial Officer)

  December 16, 1999   /s/ Julie A. Abraham           Vice President and
                      ----------------------------    Controller (Principal
                      Julie A. Abraham                Accounting Officer)

  December 16, 1999   /s/ Bruce Crawford             Director
                      ----------------------------
                      Bruce Crawford

  December 16, 1999   /s/ David F. Dyer              Director
                      ----------------------------
                      David F. Dyer

  December 16, 1999   /s/ Jack W. Fritz              Director
                      ----------------------------
                      Jack W. Fritz

  December 16, 1999   /s/ Howard H. Newman           Director
                      ----------------------------
                      Howard H. Newman

  December 16, 1999   /s/ John R. Rockwell           Director
                      ----------------------------
                      John R. Rockwell

  December 16, 1999   /s/ John L. Vogelstein         Director
                      ----------------------------
                      John L. Vogelstein

                                  ADVO, INC.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                          Page
                                                                          ----
Report of independent auditors...........................................   *
Consolidated statements of operations for the years ended September 25,
 1999, September 26, 1998 and September 27, 1997.........................   *
Consolidated balance sheets at September 25, 1999 and September 26,
 1998....................................................................   *
Consolidated statements of cash flows for the years ended September 25,
 1999, September 26, 1998 and September 27, 1997.........................   *
Consolidated statements of changes in stockholders' deficiency for the years ended September 25, 1999, September 26, 1998, and September 27,
 1997....................................................................   *
Notes to consolidated financial statements...............................   *
Consolidated Schedules
  II-Valuation and Qualifying Accounts................................... F-2

  All other schedules have been omitted since the required information is not present.
--------
* Incorporated herein by reference from pages 27 to 38 of the ADVO, Inc. 1999 Annual Report to Stockholders.

                                   ADVO, Inc.

                Schedule II -- Valuation and Qualifying Accounts
                                 (In thousands)

        Column A            Column B         Column C           Column D     Column E
        --------          ------------ ---------------------   ----------   ----------
                                             Additions
                                       ---------------------
                           Balance at  Charged to Charged to   Deductions   Balance at
                          beginning of costs and    other         from        end of
      Description            period     expenses   accounts     reserves      period
      -----------         ------------ ---------- ----------   ----------   ----------
Year ended September 27,
 1997:
Allowances for sales
 adjustments............    $ 2,836      $  --     $ 4,889(b)   $ 5,143      $ 2,582
Allowances for doubtful
 accounts...............      1,390       5,374        --         4,186(a)     2,578
Restructuring reserve...      2,059         --         --         1,711          348
Accumulated amortization
 Goodwill...............      1,422         392        --           --         1,814
Accumulated amortization
 Intangibles............      5,290         729        --           --         6,019
                            -------      ------    -------      -------      -------
                            $12,997      $6,495    $ 4,889      $11,040      $13,341
                            =======      ======    =======      =======      =======
Year ended September 26,
 1998:
Allowances for sales
 adjustments............    $ 2,582      $  --     $ 2,787(b)   $ 3,373      $ 1,996
Allowances for doubtful
 accounts...............      2,578       4,459        --         4,409(a)     2,628
Restructuring reserve...        348         --         --            61          287
Accumulated amortization
 Goodwill...............      1,814         564        --           --         2,378
Accumulated amortization
 Intangibles............      6,019         710        --           --         6,729
                            -------      ------    -------      -------      -------
                            $13,341      $5,733    $ 2,787      $ 7,843      $14,018
                            =======      ======    =======      =======      =======
Year ended September 25,
 1999:
Allowances for sales
 adjustments............    $ 1,996      $  --     $ 5,606(b)   $ 5,610      $ 1,992
Allowances for doubtful
 accounts...............      2,628       5,088        --         5,603(a)     2,113
Restructuring reserve...        287         --         --           168          119
Accumulated amortization
 Goodwill...............      2,378         784        --           --         3,162
Accumulated amortization
 Intangibles............      6,729         726        --           --         7,455
                            -------      ------    -------      -------      -------
                            $14,018      $6,598    $ 5,606      $11,381      $14,841
                            =======      ======    =======      =======      =======

--------
(a) Write off of uncollectible accounts, net of recoveries on accounts previously written off.
(b) Reduction of revenues.