Form 10-Q
period 1999-12-25
ADVO INC
filed 2000-02-07
CIK 801622

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549




(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 25, 1999
                               -----------------

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ___________________

Commission file number 1-11720
                       -------


                                  ADVO, Inc.
                       --------------------------------
            (Exact name of registrant as specified in its charter)



           Delaware                                             06-0885252
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


One Univac Lane, P.O. Box 755, Windsor, CT                      06095-0755
------------------------------------------                  -------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number including area code:  (860) 285-6100
                                                   ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No  ___
     ---

     As of January 22, 2000 there were 20,526,532 shares of common stock outstanding.

                                  ADVO, Inc.
                           Index to Quarterly Report
                                 on Form 10-Q

                        Quarter Ended December 25, 1999




                        Part I - Financial Information                     Page
                        ------------------------------                     ----


Item 1. Financial Statements (Unaudited).

        Consolidated balance sheets -
           December 25, 1999 and September 25, 1999.                        2

        Consolidated statements of operations -
           Three months ended December 25, 1999
           and December 26, 1998.                                           3

        Consolidated statements of cash flows -
           Three months ended December 25, 1999
           and December 26, 1998.                                           4

        Notes to consolidated financial statements.                         5

Item 2. Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations.                                                      8

Item 3. Quantitative and Qualitative Disclosures
           about Market Risk                                               12


                          Part II - Other Information
                          ---------------------------


Item 4. Submission of Matters to a Vote of
           Security Holders.                                               13

Item 6. Exhibits and Reports on Form 8-K.                                  13

Signatures                                                                 14

                                  ADVO, Inc.
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)

                                                                             December 25,              September 25,
                                                                                 1999                      1999
                                                                             ------------              -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $   2,017                 $   9,341
   Accounts receivable, net                                                    110,899                    91,883
   Inventories                                                                   3,728                     4,005
   Prepaid expenses and other current assets                                     5,950                     5,376
   Deferred income taxes                                                         7,277                     7,656
                                                                             ----------                ---------
     Total current assets                                                      129,871                   118,261

Property, plant and equipment                                                  216,745                   216,718
Less accumulated depreciation and amortization                                (119,569)                 (116,918)
                                                                             ---------                 ---------
  Net property, plant and equipment                                             97,176                    99,800
Other assets                                                                    22,163                    19,240
                                                                             ---------                 ---------

  TOTAL ASSETS                                                               $ 249,210                 $ 237,301
                                                                             =========                 =========

LIABILITIES
Current liabilities:
   Current portion of long-term debt                                         $  10,000                 $  20,250
   Accounts payable                                                             29,255                    42,498
   Accrued compensation and benefits                                            21,353                    23,426
   Other current liabilities                                                    47,041                    33,442
                                                                             ---------                 ---------
     Total current liabilities                                                 107,649                   119,616

Long-term debt                                                                 194,000                   176,816
Deferred income taxes                                                            2,933                     3,921
Other liabilities                                                                3,048                     3,025


STOCKHOLDERS' DEFICIENCY
Series A Convertible preferred stock,
  $.01 par value (Authorized 5,000,000
  shares, none issued)                                                              --                        --
Common stock, $.01 par value (Authorized
  40,000,000 shares, issued 29,480,463
  and 29,471,024 shares, respectively)                                             295                       295
Additional paid-in capital                                                     177,420                   177,027
Accumulated deficit                                                            (68,596)                  (80,491)
                                                                             ---------                 ---------
                                                                               109,119                    96,831
Less common stock held in
  treasury, at cost                                                           (167,539)                 (162,908)
                                                                             ---------                 ---------
Total stockholders' deficiency                                                 (58,420)                  (66,077)
                                                                             ---------                 ---------

  TOTAL LIABILITIES & STOCKHOLDERS'
     DEFICIENCY                                                              $ 249,210                 $ 237,301
                                                                             =========                 =========

                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)

                                                                                  Three months ended
                                                                        --------------------------------------
                                                                           December 25,           December 26,
                                                                               1999                   1998
                                                                         ---------------         ---------------
Revenues                                                                     $   274,203            $    268,649
Costs and expenses:
    Cost of sales                                                                195,021                 194,431
    Selling, general and administrative                                           54,006                  53,273
   Provision for bad debts                                                         2,236                     859
                                                                             -----------            ------------
Operating income                                                                  22,940                  20,086

Interest expense                                                                   3,999                   3,555
Other expense, net                                                                    63                      10
                                                                             -----------            ------------
Income before income taxes                                                        18,878                  16,521

Provision for income taxes                                                         6,985                   6,361
                                                                             -----------            ------------

Net Income                                                                   $    11,893            $     10,160
                                                                             ===========            ============

Basic earnings per common share                                              $       .58            $        .46
                                                                             ===========            ============

Diluted earnings per common share                                            $       .57            $        .45
                                                                             ===========            ============


 Weighted average common shares                                                   20,625                  22,071
 Weighted average diluted shares                                                  20,774                  22,450

                            See Accompanying Notes.

                                   ADVO, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)


                                                                                     Three months ended
                                                                             -----------------------------------
                                                                              December 25,          December 26,
                                                                                 1999                   1998
                                                                             -------------          ------------
Net cash provided (used) by operating activities                             $      (3,647)         $      8,233

Cash flows from investing activities:
   Acquisition of property, plant and equipment                                     (3,977)               (7,315)
   Proceeds from disposals of property & equipment                                     189                     3
   Acquisitions                                                                          -                  (300)
                                                                             -------------          ------------

Net cash used by investing activities                                               (3,788)               (7,612)

Cash flows from financing activities:
  Revolving line of credit - net                                                   (23,791)                8,000
  Proceeds on long-term borrowings                                                  30,725                     -
  Payments of long-term borrowings                                                       -                (4,050)
  Payment of debt issue costs                                                       (2,290)                    -
  Proceeds from exercise of stock options                                               98                   176
  Purchase of common stock for treasury                                             (4,631)               (4,330)
                                                                              ------------          ------------

Net cash provided (used) by financing activities                                       111                  (204)
                                                                              ------------          ------------

Increase (decrease) in cash and cash equivalents                                    (7,324)                  417

Cash and cash equivalents at beginning of period                                     9,341                 8,724
                                                                              ------------          ------------

Cash and cash equivalents at end of period                                    $      2,017          $      9,141
                                                                              ============          ============

                            See Accompanying Notes

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended December 25, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 25, 1999. Certain reclassifications have been made in the fiscal 1999 financial statements to conform with the fiscal 2000 presentation.


2.  Earnings per common share

Basic earnings per common share excludes common stock equivalents, such as stock options, and is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if common stock equivalents, such as stock options, were exercised.

                                                                                  Three months ended
                                                                        -------------------------------------
                                                                          December 25,           December 26,
                                                                              1999                   1998
                                                                        -------------            -------------
Net income                                                                 $   11,893               $   10,160
                                                                           ==========               ==========

Weighted average common shares                                                 20,625                   22,071

Effect of dilutive securities:
  Stock options                                                                   130                      357
  Restricted stock                                                                 19                       22
                                                                           ----------               ----------
Dilutive potential common shares                                                  149                      379

Weighted average diluted shares                                                20,774                   22,450
                                                                           ==========               ==========

Basic earnings per common share                                            $      .58               $      .46
                                                                           ==========               ==========

Diluted earnings per common share                                          $      .57               $      .45
                                                                           ==========               ==========

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


3.   Financing Arrangements

On December 9, 1999, the Company renegotiated the terms of its credit agreement dated September 29, 1997. The amendments made to the renegotiated agreement (the "Amended Agreement") include the increase in the availability of the credit facility to $300 million, the ability to raise additional funding in the future through incremental senior bank debt, as well as subordinated debt, the ability to repurchase up to $115 million of its own stock and a $100 million acquisition basket. The debt covenants were also modified to provide additional flexibility.

The Amended Agreement has credit facilities consisting of a $135 million term loan and a $165 million revolving line of credit. The term loan's amortization begins in March 2002 and ends at maturity in December 2005. The entire amount of the revolving line of credit remains available until the credit agreement matures in December 2005. Mandatory repayments of debt in defined amounts are required in the event of certain transactions including the sale of certain assets. The Company and its subsidiaries have pledged all of their assets as collateral under the credit agreement.

The debt bears interest at either the LIBOR or at the bank"s "base rate," whichever the Company chooses for each tranche due at various maturity dates, plus an "applicable margin" (based on certain financial ratios). The applicable margin under the Amended Agreement ranges from 1.125% to 2.00% on the LIBOR rate and 0.125% to 1.00% on the base rate versus the applicable margin under the previous agreement of .50% to 1.50% and 0% to .25%, respectively. Interest is payable quarterly or upon the maturity of the LIBOR contracts, whichever period is shorter.

The outstanding facilities' balance and related interest rates inclusive of applicable margins is as follows:

                                                      LIBOR         Base Rate      Total
As of December 25, 1999                              Interest       Interest     Outstanding
(In thousands)                                                        9.25%      Facilities
--------------------------------------------------------------------------------------------
Term loan                                            $       -       $ 135,000   $  135,000
Revolving line of credit                                     -          69,000       69,000
                                                     ---------       ---------   ----------
                                                     $       -       $ 204,000   $  204,000
                                                     =========       =========

   Less: current portion of long-term debt                                           10,000
                                                                                 ----------
                                                                                 $  194,000
                                                                                 ==========

                                                      LIBOR         Base Rate       Total
As of September 25, 1999                             Interest       Interest     Outstanding
(In thousands)                                        6.25%          8.25%        Facilities
--------------------------------------------------------------------------------------------
Term loan                                            $ 100,000      $    4,275   $  104,275
Revolving line of credit                                82,791          10,000       92,791
                                                     ---------      ----------   ----------
                                                     $ 182,791      $   14,275      197,066
                                                     =========      ==========

   Less: current portion of long-term debt                                           20,250
                                                                                 ----------
                                                                                 $  176,816
                                                                                 ==========

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company is required to maintain certain financial ratios under the facilities. In addition, the facilities also place certain restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional borrowings.

In connection with the facilities, the Company is required to maintain Interest Rate Protection Agreements to protect itself against three-month LIBOR rates exceeding 8.0% per annum for a period of at least three years as to a notional principal amount of at least $100 million. Additional amounts are required in the event additional funding is raised in the future. During fiscal 1998, the Company entered into two separate three-year interest rate swap transaction agreements to hedge notional amounts totaling $100 million. Effective January 31, 2000, the notional amount is reduced to $60 million. The rate is fixed at approximately 5.7%. The Company believes the interest rate swap transaction agreements limit substantial risk should interest rates fluctuate. The interest rate swap agreements had an immaterial effect on interest expense during the first quarter of fiscal 2000 and in fiscal 1999.

The Company pays fees on the unused commitments under the Amended Agreement at a rate ranging from .30% to .50% depending on the Company's total debt ratio, as defined. Commitment fees under the previous agreement were .175% to .375% depending on the total debt ratio, as defined. As of December 25, 1999, $89.5 million of the revolver was available for future borrowings.

Total maturities of long-term debt that are due over five fiscal years, beginning in March 2002 and maturing in December 2005, are as follows (in thousands):

               2002                               $    11,250
               2003                                    22,500
               2004                                    36,250
               2005                                    51,250
               2006                                    82,750
                                                  -----------
               Total maturities                   $   204,000
                                                  ===========

The majority of the revolving line of credit has been classified as long-term since management has the intent and ability to maintain the December 25, 1999 outstanding balance throughout fiscal 2000.

In the first quarter of fiscal 2000, the Company capitalized $2.3 million of debt issue costs in connection with the Amended Agreement. In addition, the Company capitalized $6.8 million of debt issue costs directly associated with issuance of debt in prior years. These costs are included in other assets and are being amortized over the term of the debt agreement. At December 25, 1999 and September 25, 1999, unamortized costs totaled $5.9 million and $3.8 million, respectively.

The Company has outstanding letters of credit of approximately $6.5 million under separate agreements primarily related to its workers" compensation program.

Carrying amounts of the financing arrangements approximate fair value.


4.   Consulting Agreement

The Company recorded a special charge of $2.2 million during the first quarter of fiscal 2000 related to the expensing of a long-term consulting agreement with the Company's former Chairman and Chief Executive Officer who is no longer providing services to the Company.

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS
---------------------

REVENUES For the first quarter of fiscal 2000, the Company recorded an increase in revenues of $5.6 million, or 2.1%, over fiscal 1999's first quarter results. This increase was primarily driven by pricing gains resulting in the 3.0% increase in revenue per thousand pieces to $39.25 for the first quarter of fiscal 2000 from $38.11 for the comparable prior year period. In order to conform to current year's presentation the revenue per thousand pieces statistic, which includes revenues associated with the ADVO Targeting Zone (ATZ) platform, has been restated for the prior year period. Also contributing to the increase in revenues were favorable changes in product mix and weights. Offseting the revenue increases were volume declines of 2.0% in average pieces per package for the first quarter of the current fiscal year versus the same quarter of the prior fiscal year.

Also contributing to the revenue growth in the first quarter of fiscal year 2000 were increased revenues from MailCoups, the Company's targeted coupon distributor, the Company's A.N.N.E. (ADVO National Network Extension) brokered distribution program and revenues associated with the Company's solo mailing program.

OPERATING EXPENSES Cost of sales as a percentage of revenues declined 1.3 percentage points, from 72.4% during the first quarter of fiscal 1999 to 71.1% during the first quarter of fiscal 2000. This decrease was primarily the result of operational efficiencies at the Company's production facilities and the flow-through of the pricing gains mentioned above.

In absolute terms, cost of sales increased $0.6 million for the quarter ended December 25, 1999 over the comparable period in the prior year. The increase was due to higher distribution and delivery costs incurred as a result of the revenues associated with MailCoups, A.N.N.E. and solo mailings and also additional costs associated with the outsourcing of the managed server operations. These costs were partially offset by lower postage expense as a result of efficient postage utilization and the 0.1% decrease in packages mailed during the current first quarter versus the prior first quarter. Print expense was also favorable due to lower print costs associated with decreases in turnkey volumes.

As a percentage of revenue, selling, general and administrative costs (including the provision for bad debts), remained relatively constant quarter over quarter, 20.5% for the first quarter of fiscal 2000 and 20.1% for the first quarter of fiscal 1999. In absolute terms, selling, general and administrative costs (including the provision for bad debts) for the first quarter of fiscal 2000 were $56.2 million increasing $2.1 million over the first quarter of fiscal 1999. Selling costs increased $1.2 million primarily related to higher bad debt expense due to the Chapter 11 filing of two clients. Overall general and administrative expenses for the first quarter of fiscal 2000 increased $0.9 million versus the same period of the prior year. General and administrative costs for the current quarter included a special charge of $2.2 million related to the expensing of a long-term consulting agreement with the Company's former Chairman and Chief Executive Officer. The expensing of the consulting agreement along with higher professional and services fees for the first quarter of fiscal 2000 were partially offset by the absence of Year 2000 remediation costs which were incurred in the first quarter of fiscal 1999.

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

OPERATING INCOME The above activity resulted in the Company reporting an increase of $2.9 million, or 14.2%, in operating income for the first quarter of fiscal 2000 when compared to the same period of the prior year. Excluding the special charge related to the consulting agreement, operating income would have been $25.1 million, an increase of $5.1 million or 25.2% over the prior year. Operating income as a percentage of revenue improved to 8.4%, representing an increase of 0.9 percentage points versus the comparable period of the prior year. Excluding the special charge, operating income as a percentage of revenue would have been 9.2%.

INTEREST EXPENSE Interest expense totaled $4.0 million for the first quarter of fiscal 2000, compared to $3.6 million for the first quarter of fiscal 1999. The increase was due in part to the increase in the average outstanding debt balance throughout the quarter.

INCOME TAXES The effective income tax rate was 37% for the three months ended December 25, 1999 and 38.5% for the three months ended December 26, 1998. The decrease in the effective rate was due to the realization of both federal and state income tax credits.

EARNINGS PER COMMON SHARE Diluted earnings per share increased 26.7% over the prior year period from $.45 to $.57 for the quarter ended December 25, 1999. This increase was caused by the Company's improved earnings. Excluding the special charge, diluted earnings per share would have been $0.64, representing an 42.2% increase over the prior year period.

Weighted average common and diluted shares decreased for the first quarter of fiscal 2000 as compared to the same quarter in fiscal 1999, primarily due to the Company's common stock buyback program.


FINANCIAL CONDITION
-------------------

Working capital increased $23.6 million from September 25, 1999 to December 25, 1999. Contributing to the change in working capital were increases in current assets of $11.6 and decreases in current liabilities of $12.0 million. The increase in current assets was primarily attributable to the increase in accounts receivable which was driven by the Company's larger clients extending their payment terms during the final weeks in December. Accounts receivable receipts were lower during the last three weeks of the first quarter when compared to the same period in the prior year. Partially offsetting the increase in accounts receivable was the decrease in cash and cash equivalents due to treasury stock purchases under the Company's buyback program and the payment of debt issue costs associated with the renegotiated credit agreement.

The decrease in current liabilities associated with the working capital change was primarily attributable to decreases in accounts payable due to timing of vendor payments and the decrease in current portion of long-term debt as a result of the Company's renegotiated debt agreement. Offsetting these decreases were increases in accrued other expenses due to the liability recorded in association with the expensing of the consulting agreement and increases in taxes payable associated with the Company's improved year to date earnings.

Stockholders' deficiency decreased $7.7 million to a net deficiency of $58.4 million at December 25, 1999 from $66.1 million at September 25, 1999. The decrease in the net deficiency was primarily the result of the Company's net income of $11.9 million for first quarter of fiscal 2000, offset by treasury stock purchases of $4.6 million. The treasury stock purchases consisted of $4.5 million made on the open market associated with the Company's buyback program and $0.1 million pursuant to elections by employees to satisfy withholding requirements under the Company's restricted stock and stock option plans.

                                  ADVO, Inc.
                   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


PROPERTY, PLANT & EQUIPMENT
---------------------------

Property, plant and equipment investments of $4.0 million for the quarter ended December 25, 1999 consisted mainly of capital expenditures for software development along with the purchase of furniture and leasehold improvements for the Company's production facilities and corporate offices. The Company expects its capital expenditures for the remainder of the year to be approximately $34.0 million.

LIQUIDITY
---------

The Company continues to rely on funds generated from operating activities as its primary operational resource. In addition, the Company has available unused credit commitments of $89.5 million that may be used to fund operating activities.

The net cash used by operating activities for the first quarter of 2000 was $3.6 million versus the net cash provided by operating activities of $8.2 million for the same period of the prior year. The year over year decrease was mainly attributable to the increases in accounts receivable detailed above and decreases in accounts payable due to the timing of vendor payments, offset by improved operating results.

Overall, cash and cash equivalents decreased $7.3 million to $2.0 million at December 25, 1999. The decrease was comprised of cash used by operating and investing activities of $3.6 million and $3.8 million, respectively, and $0.1 million increase in financing activities.

Financing activities included treasury stock purchases of $4.6 million and $2.3 million of debt issue costs paid in connection with the renegotiated debt, offset by net borrowings of $6.9 million. The Company's net borrowings for the first quarter of fiscal 2000 reflect the reclassification between the term loan and revolving line of credit that took place during the quarter as a result of the renegotiated credit agreement.


FINANCING ARRANGEMENTS
----------------------

On December 9, 1999, the Company renegotiated the terms of its credit agreement dated September 29, 1997. The amendments made to the renegotiated agreement (the "Amended Agreement") include the increase in the availability of the credit facility to $300 million, the ability to raise additional funding in the future through incremental senior bank debt, as well as subordinated debt, the ability to repurchase up to $115 million of its own stock and a $100 million acquisition basket. The debt covenants were also modified to provide additional flexibility.

The Amended Agreement has credit facilities consisting of a $135 million term loan and a $165 million revolving line of credit. The term loan's amortization begins in March 2002 and ends at maturity in December 2005. The entire amount of the revolving line of credit remains available until the credit agreement matures in December 2005. Mandatory repayments of debt in defined amounts are required in the event of certain transactions including the sale of certain assets. The Company and its subsidiaries have pledged all of their assets as collateral under the credit agreement.

The debt bears interest at either the LIBOR or at the bank"s "base rate," whichever the Company chooses for each tranche due at various maturity dates, plus an "applicable margin" (based on certain financial ratios). The

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

applicable margin under the Amended Agreement ranges from 1.125% to 2.00% on the LIBOR rate and 0.125% to 1.00% on the base rate versus the applicable margin under the previous agreement of .50% to 1.50% and 0% to .25%, respectively. Interest is payable quarterly or upon the maturity of the LIBOR contracts, whichever period is shorter.

In connection with the facilities, the Company is required to maintain Interest Rate Protection Agreements to protect itself against three-month LIBOR rates exceeding 8.0% per annum for a period of at least three years as to a notional principal amount of at least $100 million. Additional amounts are required in the event additional funding is raised in the future. During fiscal 1998, the Company entered into two separate three-year interest rate swap transaction agreements to hedge notional amounts totaling $100 million. Effective January 31, 2000, the notional amount is reduced to $60 million. The rate is fixed at approximately 5.7%. The Company believes the interest rate swap transaction agreements limit substantial risk should interest rates fluctuate. The interest rate swap agreements had an immaterial effect on interest expense during the first quarter of fiscal 2000 and in fiscal 1999.

The Company pays fees on the unused commitments under the Amended Agreement at a rate ranging from .30% to .50% depending on the Company's total debt ratio, as defined. Commitment fees under the previous agreement were .175% to .375% depending on the total debt ratio, as defined. As of December 25, 1999, $89.5 million of the revolver was available for future borrowings.

At December 25, 1999 there was $204.0 million of debt outstanding, with $10.0 million classified as current. The Company anticipates it will be able to meet its long-term debt obligations through funds generated from operations. During January 2000, the Company had net borrowings of $15 million under the revolving line of credit. This borrowing practice is consistent with the prior year due to the seasonality of the business.

Under the terms of the credit agreement, the Company is required to maintain certain financial ratios. In addition, the credit agreement also places restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional borrowings.


YEAR 2000 UPDATE
----------------

In the Financial Report contained in the Company's Annual Report on Form 10-K for the year ended September 25, 1999, under the caption ,"Year 2000 Readiness", the Company outlined its program to become Year 2000 compliant by discussing the following matters: state of readiness, costs and risk and contingency plans.

The Company successfully made the transition to the Year 2000 subsequent to the first quarter ended December 25, 1999. As of the date of this report the Company's IT and non-IT systems are Year 2000 compliant and continue to function normally. In addition, the Company has not experienced any problems with third party products, services and interfaces.

Although the Company believes that the transition into the Year 2000 has been complete and successful, there can be no assurance that the ADVO will not be materially adversely affected in the future by Year 2000 issues. The Company will continue to monitor the status of all its systems and third party relationships over the year for any potential delayed or suppressed Year 2000 issues.

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Costs
The Company's total cost of testing and modifying the required systems for the Year 2000 issue was $10.6 million from inception in fiscal 1998 through completion and was expensed as incurred. During the first quarter ended December 25, 1999, the Company incurred $0.3 million of Year 2000 expenses. However, if future Year 2000 problems occur, total costs may increase. The Company is not presently anticipating significant additional costs.


QUANTITATIVE AND QUALATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------

The Company's interest expense is sensitive to changes in interest rates. In this regard, changes in interest rates affect the interest paid on its debt. To mitigate the impact of interest rate fluctuations, the Company has historically maintained interest rate swap agreements on notional amounts totaling $100 million. In conjunction with the requirements of the renegotiated credit agreement, as well as the reduction in the notional amount of interest rate swap agreements to $60 million as of January 31, 2000, the Company is currently evaluating hedging instruments to put in place for the next three years. Per the terms of the renegotiated credit agreement, this protection must be at least $100 million and have a three-year term.

The Company believes that the interest rate swap agreements currently in place limit substantial risk if interest rates should fluctuate. If interest rates should change by 2% for the remaining of the 2000 fiscal year from those rates in effect at December 25, 1999, assuming no change in the outstanding debt balance and considering the effects of the Company's interest rate swap agreements, interest expense would increase\decrease by approximately $1.6 million. These amounts are determined by considering the hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements and do not take into account significant fluctuation in interest rates. The sensitivity analysis also assumes no changes in the Company's financial structure.


FORWARD LOOKING STATEMENTS
--------------------------

Except for the historical information stated herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties which could cause the Company's actual results to differ materially from those in the forward looking statements. Such risks and uncertainties include but are not limited to: possible governmental regulation or legislation affecting aspects of the Company's business, changes in customer demand and pricing, the possibility of consolidation throughout the retail sector, postal and paper prices, the efficiencies achieved with technology upgrades, the amount of shares the Company will purchase in the future under its buyback program, the continuing success of the Company's Year 2000 program and its transition into and through the Year 2000, fluctuations in interest rates related to the outstanding debt and other general economic factors.

                          Part II - Other Information


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

At the 2000 Annual Meeting of Stockholders of ADVO, Inc. (the "Company"), held on January 20, 2000, the following matters were submitted to a vote of the stockholders.

1. The election of six Directors to serve until the Annual Meeting of Stockholders in 2001.

2. The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 2000.

Each of the two proposals was approved by the stockholders in its entirety. For a list of the directors elected and the votes cast for and against each of the proposals, reference is made to Exhibit No. 22, Report of Inspector of Election for ADVO, Inc.'s Annual Meeting, attached hereto.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibit Index

          Exhibit No.            Exhibits
          -----------            --------

               22                Report of Inspector of Election for
                                 ADVO, Inc.'s Annual Meeting.

               27                Financial Data Schedule.



     (b)  Reports on Form 8-K
          -------------------

     A report on Form 8-K dated December 9, 1999 was filed by the Company during the quarter ended December 25, 1999. The Form 8-K reported under item 5 thereof the Company's renegotiated credit agreement.

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


                                       ADVO, Inc.



Date: February 7, 2000                 By: /s/ JULIE A. ABRAHAM
      ----------------                    ----------------------------------
                                           Julie A. Abraham
                                           Vice President and Controller
                                           (Principal Accounting Officer)