Form 10-Q
period 2000-03-25
ADVO INC
filed 2000-05-04
CIK 801622

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 25, 2000
                               --------------

                                      or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  __________________ to _________________

Commission file number 1-11720
                       -------


                                  ADVO, Inc.
             ----------------------------------------------------
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

Yes   X         No _____
    -----

As of April  22, 2000 there were 20,178,919 shares of common stock outstanding.

                                  ADVO, Inc.
                           Index to Quarterly Report
                                 on Form 10-Q

                         Quarter Ended March 25, 2000

                    Part I - Financial Information                          Page
                    ------------------------------                          ----
Item 1.   Financial Statements (Unaudited).

          Consolidated balance sheets -
            March 25, 2000 and September 25, 1999.                             2

          Consolidated statements of operations -
            Six months and three months ended
            March 25, 2000 and March 27, 1999.                                 3

          Consolidated statements of cash flows -
            Six months ended March 25, 2000
            and March 27, 1999.                                                4

          Notes to consolidated financial statements.                          5

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations.                                                        9

Item 3.   Quantitative and Qualitative Disclosures
            about Market Risk                                                 13


                    Part II - Other Information
                    ---------------------------

Item 6.   Exhibits and Reports on Form 8-K.                                   14

Signatures                                                                    15

                                  ADVO, Inc.
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)

                                                   March 25,   September 25,
ASSETS                                               2000            1999
                                                   ---------   -------------
Current assets:
     Cash and cash equivalents                     $   8,791       $   9,341
     Accounts receivable, net                        103,757          91,883
     Inventories                                       3,563           4,005
     Prepaid expenses and other current assets         5,220           5,376
     Deferred income taxes                             7,887           7,656
                                                   ---------       ---------
        Total current assets                         129,218         118,261

Property, plant and equipment                        218,750         216,718
Less accumulated depreciation and amortization      (119,095)       (116,918)
                                                   ---------       ---------
  Net property, plant and equipment                   99,655          99,800
Other assets                                          22,910          19,240
                                                   ---------       ---------

  TOTAL ASSETS                                     $ 251,783       $ 237,301
                                                   =========       =========

LIABILITIES
Current liabilities:
     Current portion of long-term debt             $  10,000       $  20,250
     Accounts payable                                 35,814          42,498
     Accrued compensation and benefits                24,265          23,426
     Other current liabilities                        42,463          33,442
                                                   ---------       ---------
        Total current liabilities                    112,542         119,616

Long-term debt                                       194,500         176,816
Deferred income taxes                                  2,698           3,921
Other liabilities                                      3,046           3,025

STOCKHOLDERS' DEFICIENCY
Series A Convertible preferred stock,
    $.01 par value (Authorized 5,000,000
    shares, none issued)                                  --              --
Common stock, $.01 par value (Authorized
    40,000,000 shares, issued 29,548,881
    and 29,471,024 shares, respectively)                 295             295
Additional paid-in capital                           178,451         177,027
Accumulated deficit                                  (60,166)        (80,491)
                                                   ---------       ---------
                                                     118,580          96,831
Less common stock held in
    treasury, at cost                               (179,583)       (162,908)
                                                   ---------       ---------
Total stockholders' deficiency                       (61,003)        (66,077)
                                                   ---------       ---------

  TOTAL LIABILITIES & STOCKHOLDERS'
          DEFICIENCY                               $ 251,783       $ 237,301
                                                   =========       =========

                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)

                                           Six months ended       Three months ended
                                        ----------------------  ----------------------

                                        March 25,   March 27,   March 25,   March 27,
                                           2000       1999        2000        1999
                                        ---------   ---------   ---------   ---------
Revenues                                $ 536,576   $ 522,137   $ 262,373   $ 253,488
Costs and expenses:
    Cost of sales                         385,294     380,434     190,273     186,004
     Selling, general and
       administrative                     105,595     105,614      51,589      52,341
    Provision for bad debts                 4,484       2,522       2,248       1,663
                                        ---------   ---------   ---------   ---------
Operating income                           41,203      33,567      18,263      13,480

Interest expense                            8,796       7,049       4,797       3,494
Other expense / interest income, net          147          16          84           5
                                        ---------   ---------   ---------   ---------
Income before income taxes                 32,260      26,502      13,382       9,981

Provision for income taxes                 11,936      10,203       4,951       3,843
                                        ---------   ---------   ---------   ---------

Net income                              $  20,324   $  16,299   $   8,431   $   6,138
                                        =========   =========   =========   =========

Basic earnings per common share         $     .99   $     .74   $     .41   $     .28
                                        =========   =========   =========   =========

Diluted earnings per common share       $     .98   $     .73   $     .41   $     .28
                                        =========   =========   =========   =========

Weighted average common shares             20,497      22,022      20,369      21,972
Weighted average diluted shares            20,741      22,339      20,707      22,228

                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                           Six months ended
                                                        ----------------------

                                                        March 25,     March 27,
                                                           2000          1999
                                                        ---------     ---------
Net cash provided by operating activities                $ 23,076      $ 30,335


Cash flows from investing activities:
   Acquisition of property, plant and equipment           (12,630)      (18,611)
   Proceeds from disposals of property and equipment          203            12
   Acquisitions, net of cash acquired                        (250)         (300)
                                                         --------      --------

Net cash used by investing activities                     (12,677)      (18,899)


Cash flows from financing activities:
  Revolving line of credit - net                          (23,291)       13,300
  Proceeds on long-term borrowings                         30,725            --
  Payments of long-term borrowings                             --       (10,100)
  Payment of debt issue costs                              (2,290)           --
  Proceeds from exercise of stock options                     583           983
  Purchase of common stock for treasury                   (16,676)      (14,079)
  Other                                                        --             1
                                                         --------      --------

Net cash used by financing activities                     (10,949)       (9,895)
                                                         --------      --------

Decrease (increase) in cash and cash equivalents             (550)        1,541

Cash and cash equivalents at beginning of period            9,341         8,724
                                                         --------      --------

Cash and cash equivalents at end of period               $  8,791      $ 10,265
                                                         ========      ========



                            See Accompanying Notes.

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 25, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 25, 1999. Certain reclassifications have been made in the fiscal 1999 financial statements to conform with the fiscal 2000 presentation.

2.   Earnings per common share

Basic earnings per common share excludes common stock equivalents, such as stock options, and is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if common stock equivalents, such as stock options, were exercised.

                                        Six months ended       Three months ended
                                     ----------------------  ----------------------

                                     March 25,   March 27,   March 25,   March 27,
                                        2000       1999        2000        1999
                                     ---------   ---------   ---------   ---------
Net income                           $  20,324   $  16,299   $   8,431   $   6,138

Weighted average common shares          20,497      22,022      20,369      21,972

Effect of dilutive securities:
  Stock options                            217         301         303         245
  Restricted stock                          27          16          35          11
                                     ---------   ---------   ---------   ---------
Dilutive potential common shares           244         317         338         256


Weighted average diluted shares         20,741      22,339      20,707      22,228
                                     =========   =========   =========   =========

Basic earnings per common share      $     .99   $     .74   $     .41   $     .28
                                     =========   =========   =========   =========

Diluted earnings per common share    $     .98   $     .73   $     .41   $     .28
                                     =========   =========   =========   =========

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.   Financing Arrangements

In December 1999, the Company renegotiated the terms of its credit agreement dated September 29, 1997. The amendments made to the renegotiated agreement (the "Amended Agreement") include the increase in the availability of the credit facility to $300 million, the ability to raise additional funding in the future through incremental senior bank debt, as well as subordinated debt, the ability to repurchase up to $115 million of its own stock and a $100 million acquisition basket. The debt covenants were also modified to provide additional flexibility.

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

The debt bears interest at either the LIBOR or at the bank's "base rate," whichever the Company chooses for each tranche due at various maturity dates, plus an "applicable margin" (based on certain financial ratios). The applicable margin under the Amended Agreement ranges from 1.125% to 2.00% on the LIBOR rate and 0.125% to 1.00% on the base rate versus the applicable margin under the previous agreement of .50% to 1.50% and 0% to .25%, respectively. Interest is payable quarterly or upon the maturity of the LIBOR contracts, whichever period is shorter.

The outstanding facilities' balance and related interest rates inclusive of applicable margins is as follows:

                                                 LIBOR       Base Rate       Total
As of March 25, 2000                            Interest      Interest    Outstanding
(In thousands)                                    7.88%         9.75%      Facilities
=====================================================================================
Term loan                                       $135,000       $     -       $135,000
Revolving line of credit                               -        69,500         69,500
                                                -------------------------------------
                                                $135,000       $69,500       $204,500
                                                ========       =======

   Less: current portion of long-term debt                                     10,000
                                                                             --------
                                                                             $194,500
                                                                             ========

                                                 LIBOR       Base Rate       Total
As of September 25, 1999                        Interest      Interest    Outstanding
(In thousands)                                    6.25%         8.25%      Facilities
=====================================================================================
Term loan                                       $100,000       $ 4,275       $104,275
Revolving line of credit                          82,791        10,000         92,791
                                                -------------------------------------
                                                $182,791       $14,275        197,066
                                                ========       =======

   Less: current portion of long-term debt                                     20,250
                                                                             --------
                                                                             $176,816
                                                                             ========

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company is required to maintain certain financial ratios under the facilities. In addition, the facilities also place certain restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional borrowings.

In connection with the facilities, the Company is required to maintain Interest Rate Protection Agreements to protect itself against three-month LIBOR rates exceeding 8.0% per annum for a period of at least three years as to a notional principal amount of at least $100 million. Additional amounts are required in the event additional funding is raised in the future. During fiscal 1998, the Company entered into two separate three-year interest rate swap transaction agreements to hedge notional amounts totaling $100 million. On January 31, 2000, the notional amount was reduced to $60 million. The rate is fixed at approximately 5.7%.

During the second quarter of fiscal 2000, the Company entered into two separate thirty-month interest rate swap transaction agreements totaling $40 million to increase the overall notional amount to $100 million. These new agreements are effective in July, 2000 and have a rate fixed at approximately 7.2%. Additionally, the Company has entered into two additional interest rate swap transaction agreements that become effective in fiscal 2001. These agreements will replace the current agreements upon expiration and hedge notional amounts of $60 million with the rate fixed at approximately 7.3%.

The Company believes the interest rate swap transaction agreements limit substantial risk should interest rates fluctuate. The interest rate swap agreements had an immaterial effect on interest expense during the first and second quarter of fiscal 2000 and in fiscal 1999.

The Company pays fees on the unused commitments under the Amended Agreement at a rate ranging from .30% to .50% depending on the Company's total debt ratio, as defined. Commitment fees under the previous agreement were .175% to .375% depending on the total debt ratio, as defined. As of March 25, 2000, $88.9 million of the revolver was available for future borrowings.

Total maturities of long-term debt that are due over five fiscal years, beginning in March 2002 and maturing in December 2005, are as follows (in thousands):

        2002                       $ 11,250
        2003                         22,500
        2004                         36,250
        2005                         51,250
        2006                         83,250
                                   --------
        Total maturities           $204,500
                                   ========

The majority of the revolving line of credit has been classified as long-term since management has the intent and ability to maintain the March 25, 2000 outstanding balance throughout fiscal 2000.

In the first quarter of fiscal 2000, the Company capitalized $2.3 million of debt issue costs in connection with the Amended Agreement. In addition, the Company capitalized $6.8 million of debt issue costs directly associated with issuance of debt in prior years. These costs are included in other assets and are being amortized over the term of the debt agreement. At March 25, 2000 and September 25, 1999, unamortized costs totaled $5.6 million and $3.8 million, respectively.

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company has outstanding letters of credit of approximately $6.6 million under separate agreements, primarily related to its workers' compensation program.

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

RESULTS OF OPERATIONS
---------------------

REVENUES Revenues for the second quarter of fiscal 2000 were $262.4 million representing an $8.9 million increase over the same quarter of fiscal 1999. The 3.5% revenue growth was primarily attributed to increased volume and the growth associated with the Company's preprint customers. The volume gains for the second quarter of fiscal 2000 were comprised of a 1.5% increase in average pieces per package, to 8.37, and a 1.1% increase in total shared mail packages delivered to 780.2 million packages when compared to the second quarter of fiscal 1999. All three components of shared mail revenue increased for the second quarter of fiscal 2000, shared mail packages and pieces per package as mentioned above, along with shared mail revenue per piece which increased 0.7% to $37.16.

For the year-to-date period ended March 25, 2000, the Company's revenues grew $14.4 million or 2.8% over the same prior year period. Pricing gains primarily drove the increase in revenues. The increase was demonstrated by the 1.8% increase in revenue per thousand pieces to $38.19 for the six month period ended March 25, 2000 from $37.51 for the same period of the prior year. (In order to conform to current year's presentation, the revenue per thousand pieces statistic has been restated in the prior year period to include revenues associated with the ADVO Targeting Zone platform (ATZ) platform). The volume declines that the Company experienced during the first quarter of fiscal 2000 were offset by the volume gains detailed above for the second quarter of fiscal 2000. As a result, average pieces per package of 8.52 for the six months ended March 25, 2000 were essentially flat to 8.54 average pieces per package for the comparable prior year period.

The revenue growth for the first six months of fiscal 2000 also included increased revenues from MailCoups, the Company's targeted coupon distributor which utilizes an envelope format, the Company's A.N.N.E. (ADVO National Network Extension) brokered distribution program and revenues associated with the Company's solo mailing program.

OPERATING EXPENSES Cost of sales as a percentage of revenue decreased 0.9 percentage points to 72.5% for the three months ended March 25, 2000, and decreased 1.1 percentage points to 71.8% for the six month year-to-date period when compared to the same periods in the prior year. These decreases are primarily the result of continued improvements and efficiencies in the branch operations of the Company and the flow-through of the pricing gains mentioned above.

In absolute terms, cost of sales for the three and six months ended March 25, 2000 increased $4.3 million and $4.9 million, respectively, over the comparable periods of the prior year. The increase for second quarter of fiscal 2000 was mainly attributable to higher postage expense due to the growth in total shared mail packages mailed and the mailing of heavier preprint pieces. On a year-to-date basis, the increased postage costs in the second quarter were partially offset by lower postage costs in the first quarter of fiscal 2000 creating essentially flat postage expense compared to the same period in the prior year. The remainder of the cost of sales increase for the three and six months ended March 25, 2000 was the result of higher distribution and delivery costs incurred as a result of the increased revenues associated with MailCoups and A.N.N.E., and costs associated with the outsourcing of the managed server operations. Offsetting the increase in cost of sales for both the three and six months of March 25, 2000, to a degree, were lower print costs associated with lower turnkey volumes.

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Selling expense, including the provision for bad debts, increased $0.9 million and $2.0 million, respectively, for the quarter and six months ended March 25, 2000 over the same periods in the prior year. Selling expense increased primarily as a result of higher bad debt expense due to the Chapter 11 filing of three clients.

General and administrative costs decreased $1.1 million and $0.1 million, respectively, for the three and six months ended March 25, 2000 when compared to the same periods of the prior year. For both the three and six month periods the decrease was due to the absence of Year 2000 remediation costs which were incurred in the prior year and a one time severance charge recorded in the second quarter of the prior year. Higher outsourcing /service and media fees offset these decreases for both the current quarter and six-month year-to-date periods. In addition, the overall decrease in general and administrative costs for the six month period was offset by the expensing of a long-term consulting agreement with the Company's former Chairman and Chief Executive Officer.

OPERATING INCOME For the second quarter of fiscal 2000, the Company reported operating income of $18.3 million representing a $4.8 million or 35.5% increase over the second quarter of fiscal 1999. For the first half of fiscal 2000, operating income was $41.2 million, representing a $7.6 million or 22.7% increase over the first half of fiscal 1999. As a percent of revenue, operating income increased 1.6 percentage points to 7.0% for the second quarter and 1.3 percentage points to 7.7% for the first six months of fiscal 2000, when compared to the same periods of the prior fiscal year.

INTEREST EXPENSE Interest expense increased $1.3 million and $1.7 million, respectively, for the three and six months ended March 25, 2000. The increase was the result of higher interest rates under the renegotiated credit agreement, higher market rates of interest and an increase in the average outstanding debt balance.

INCOME TAXES The effective income tax rate was 37% for the three and six months ended March 25, 2000 and 38.5% for the same periods of fiscal 1999. The decrease in the effective rate was due to the realization of both federal and state income tax credits.

EARNINGS PER COMMON SHARE Diluted earnings per share increased 46.4% to $.41 for the second quarter of fiscal 2000 and increased 34.2% to $.98 for the six months ended March 25, 2000. This increase was the result of the Company's improved earnings.

The decrease in weighted average common and diluted shares for the three and six months ended March 25, 2000 versus the same periods in the prior year was primarily due to the shares repurchased under the Company's stock buyback program.


FINANCIAL CONDITION
-------------------

Working capital increased $18.0 million from September 25, 1999 to March 25, 2000. The change in working capital resulted mainly from an increase in current assets of $10.9 million and a decrease in current liabilities of $7.1 million. The change in current assets was primarily attributable to an increase in accounts receivable resulting from higher revenues and the extension of payment terms by the Company's larger clients. The Company has implemented process improvements and increased its collection resources, thereby resulting in a lower accounts receivable balance at the end of the second quarter in comparison to the balance at the end of the first quarter of fiscal 2000. The Company's days' sales outstanding ratio was 30.5 at March 25, 2000 versus 35.4 at December 25, 1999.

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


The decrease in current liabilities associated with the working capital change was primarily attributable to decreases in accounts payable due to timing of vendor payments and to the decrease in the current portion of long-term debt as a result of the Company's renegotiated debt agreement. The increase in accrued other expenses partially offset the decrease in current liabilities due to a liability associated with the expensing of a consulting agreement and an increase in accrued interest due to the timing of interest payments and higher interest rates resulting from the Company's renegotiated debt agreement.

Stockholders' deficiency was $61.0 million at March 25, 2000 reflecting a $5.1 million decrease from September 25, 1999. The $5.1 million decrease was the result of net income of $20.3 million reported by the Company and $1.4 million of stock/option related transactions by associates offset by $16.7 million of treasury stock purchases. The $16.7 million purchases of treasury stock were comprised of $16.2 million open market purchases under the Company's buyback program and $0.5 million pursuant to elections by employees to satisfy withholding requirements under the Company's stock plans.

PROPERTY, PLANT AND EQUIPMENT
-----------------------------

Property, plant and equipment investments were $12.6 million for the six-month period ended March 25, 2000. These capital expenditures consisted mainly of software development, the purchase of computerized mail sorters for the Company's production facilities and the purchase of furniture and leasehold improvements for the Company's facilities. The Company expects its capital expenditures for the entire year to be approximately $38 million.

LIQUIDITY
---------

The Company's main source of liquidity continues to be funds generated from operating activities. In addition, the Company has available unused credit commitments of $88.9 million that may be used to fund operating activities.

The net cash provided by operating activities for the six months ended March 25, 2000 was $23.1 million versus $30.3 million for the six months ended March 27, 1999. The year over year decrease was primarily due to the increase in accounts receivable detailed above offset by the Company's improved operating results. Changes in accounts payable due to the timing of vendor payments and changes in accrued other expenses detailed above also affected the decrease in net cash provided by operating activities.

Cash and cash equivalents decreased $0.6 million to $8.8 million at March 25, 2000. Contributing to the decrease were $12.7 million of investing activities primarily related to capital expenditures and $11.0 million of financing activities, offset by cash provided by operating activities of $23.1 million.

Cash used for financing activities included $16.7 million for treasury stock purchases and $2.3 million of debt issue costs paid in connection with the renegotiated debt. These uses of cash were offset by net borrowings of $7.4 million under the Company's renegotiated credit agreement. The Company's net borrowings as of March 25, 2000 reflect the reclassification between the term loan and revolving line of credit that took place as a result of the renegotiated credit agreement.

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 ---------------------------------------------

FINANCING ARRANGEMENTS
----------------------

In December 1999, the Company renegotiated the terms of its credit agreement dated September 29, 1997. The amendments made to the renegotiated agreement (the "Amended Agreement") include the increase in the availability of the credit facility to $300 million, the ability to raise additional funding in the future through incremental senior bank debt, as well as subordinated debt, the ability to repurchase up to $115 million of its own stock and a $100 million acquisition basket. The debt covenants were also modified to provide additional flexibility.

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

The debt bears interest at either the LIBOR or at the bank's "base rate," whichever the Company chooses for each tranche due at various maturity dates, plus an "applicable margin" (based on certain financial ratios). The applicable margin under the Amended Agreement ranges from 1.125% to 2.00% on the LIBOR rate and 0.125% to 1.00% on the base rate versus the applicable margin under the previous agreement of .50% to 1.50% and 0% to .25%, respectively. Interest is payable quarterly or upon the maturity of the LIBOR contracts, whichever period is shorter.

In connection with the facilities, the Company is required to maintain Interest Rate Protection Agreements to protect itself against three-month LIBOR rates exceeding 8.0% per annum for a period of at least three years as to a notional principal amount of at least $100 million. Additional amounts are required in the event additional funding is raised in the future. During fiscal 1998, the Company entered into two separate three-year interest rate swap transaction agreements to hedge notional amounts totaling $100 million. On January 31, 2000, the notional amount was reduced to $60 million. The rate is fixed at approximately 5.7%.

During the second quarter of fiscal 2000, the Company entered into two separate thirty-month interest rate swap transaction agreements totaling $40 million to increase the overall notional amount to $100 million. These new agreements are effective in July, 2000 and have a rate fixed at approximately 7.2%. Additionally, the Company has entered into two additional interest rate swap transaction agreements that become effective in fiscal 2001. These agreements will replace the current agreements upon expiration and hedge notional amounts of $60 million with the rate fixed at approximately 7.3%.

The Company believes the interest rate swap transaction agreements limit substantial risk should interest rates fluctuate. The interest rate swap agreements had an immaterial effect on interest expense during the first and second quarter of fiscal 2000 and in fiscal 1999.

The Company pays fees on the unused commitments under the Amended Agreement at a rate ranging from .30% to .50% depending on the Company's total debt ratio, as defined. Commitment fees under the previous agreement were .175% to .375% depending on the total debt ratio, as defined. As of March 25, 2000, $88.9 million of the revolver was available for future borrowings.

At March 25, 2000 there was $204.5 million of debt outstanding, with $10.0 million classified as current. The Company anticipates meeting its long-term debt obligations through funds generated from operations. During April 2000, the Company had net borrowings of $17 million under the revolving line of credit.

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 ---------------------------------------------


Under the terms of the credit agreement, the Company is required to maintain certain financial ratios. In addition, the credit agreement also places restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional borrowings.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

The Company's interest expense is sensitive to changes in interest rates. In this regard, changes in interest rates affect the interest paid on its debt. To mitigate the impact of interest rate fluctuations, the Company has historically maintained interest rate swap agreements on notional amounts totaling $100 million. In conjunction with the requirements of the renegotiated credit agreement, as well as the reduction in the notional amount of interest rate swap agreements to $60 million as of January 31, 2000, the Company has entered into two new agreements effective in July, 2000 to increase the notional amounts to $100 million. Per the terms of the renegotiated credit agreement, this protection must be at least $100 million through December 9, 2002

The Company believes that the interest rate swap agreements currently in place and those that will be effective in July, 2000 limit substantial risk if interest rates should fluctuate. If interest rates should change by 2% for the remainder of the 2000 fiscal year from those rates in effect at March 25, 2000, assuming no change in the outstanding debt balance and considering the effects of the Company's interest rate swap agreements, interest expense would increase/decrease by approximately $1.3 million. These amounts are determined by considering the hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements and do not take into account significant fluctuation in interest rates. The sensitivity analysis also assumes no changes in the Company's financial structure.


SUBSEQUENT EVENT
----------------

Subsequent to the end of the second quarter, the Company announced the realignment of the sales and marketing functions and supporting areas to better match their resources against the Company's strategic growth opportunities. As a result of these changes, the Company will be recording a one-time charge of approximately $.10 per share in the third quarter of fiscal 2000.


FORWARD LOOKING STATEMENTS
--------------------------

Except for the historical information stated herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties which could cause the Company's actual results to differ materially from those in the forward looking statements. Such risks and uncertainties include but are not limited to: possible governmental regulation or legislation affecting aspects of the Company's business, changes in customer demand and pricing, the possibility of consolidation throughout the retail sector, postal and paper prices, the efficiencies achieved with technology upgrades, the amount of shares the Company will purchase in the future under its buyback program, fluctuations in interest rates related to the outstanding debt and other general economic factors.

                          Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

  (a)  Exhibit Index

       Exhibit No.     Exhibits
       -----------     --------

           27          Financial Data Schedule.


  (b)  Reports on Form 8-K
       -------------------


  No report on Form 8-K was filed by the Company with respect to the quarter ended March 25, 2000.

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




                                        ADVO, Inc.



Date: May 4, 2000                       By:/s/ JULIE A. ABRAHAM
      -----------                          ------------------------------
                                           Julie A. Abraham
                                           Vice President and Controller
                                           (Principal Accounting Officer)