Form 10-Q
period 2000-06-24
ADVO INC
filed 2000-08-07
CIK 801622

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 24, 2000
                               -------------

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

Yes   X     No _____
    -----

As of July 22, 2000 there were 20,335,866 shares of common stock outstanding.

                                  ADVO, Inc.
                           Index to Quarterly Report
                                 on Form 10-Q

                          Quarter Ended June 24, 2000


                    Part I - Financial Information                         Page
                    ------------------------------                         ----


Item 1.  Financial Statements (Unaudited).

         Consolidated balance sheets -
           June 24, 2000 and September 25, 1999.                              2

         Consolidated statements of operations -
           Nine months and three months ended
           June 24, 2000 and June 26, 1999.                                   3

         Consolidated statements of cash flows -
           Nine months ended June 24, 2000
           and June 26, 1999.                                                 4

         Notes to consolidated financial statements.                          5

Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations.                                                        9

Item 3.  Quantitative and Qualitative Disclosures
           about Market Risk                                                 13

                   Part II - Other Information
                   ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.                                   15

Signatures                                                                   16

                                  ADVO, Inc.
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)


                                                  June 24,      September 25,
ASSETS                                              2000            1999
                                                  ---------     -------------
Current assets:
  Cash and cash equivalents                       $   7,077       $   9,341
  Investment in deferred compensation plan           14,179              --
  Accounts receivable, net                          112,967          91,883
  Inventories                                         2,762           4,005
  Prepaid expenses and other current assets           4,743           5,376
  Deferred income taxes                               8,363           7,656
                                                  ---------       ---------
    Total current assets                            150,091         118,261

Property, plant and equipment                       223,911         216,718
Less accumulated depreciation and amortization     (120,461)       (116,918)
                                                  ---------       ---------
  Net property, plant and equipment                 103,450          99,800
Other assets                                         25,063          19,240
                                                  ---------       ---------

  TOTAL ASSETS                                    $ 278,604       $ 237,301
                                                  =========       =========

LIABILITIES
Current liabilities:
  Current portion of long-term debt               $  10,000       $  20,250
  Accounts payable                                   39,576          42,498
  Accrued compensation and benefits                  28,796          23,426
  Deferred compensation plan                         14,179              --
  Other current liabilities                          37,275          33,442
                                                  ---------       ---------
    Total current liabilities                       129,826         119,616

Long-term debt                                      185,000         176,816
Deferred income taxes                                 2,484           3,921
Other liabilities                                     4,971           3,025

STOCKHOLDERS' DEFICIENCY
Series A Convertible preferred stock,
  $.01 par value (Authorized 5,000,000
  shares, none issued)                                   --              --
Common stock, $.01 par value (Authorized
  40,000,000 shares, issued 29,748,735
  and 29,471,024 shares, respectively)                  297             295
Additional paid-in capital                          182,591         177,027
Accumulated deficit                                 (45,432)        (80,491)
                                                  ---------       ---------
                                                    137,456          96,831
Less common stock held in
  treasury, at cost                                (181,133)       (162,908)
                                                  ---------       ---------
Total stockholders' deficiency                      (43,677)        (66,077)
                                                  ---------       ---------

  TOTAL LIABILITIES & STOCKHOLDERS'
      DEFICIENCY                                  $ 278,604       $ 237,301
                                                  =========       =========

                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)


                                           Nine months ended      Three months ended
                                        ----------------------- ----------------------

                                         June 24,     June 26,   June 24,    June 26,
                                           2000         1999       2000        1999
                                        ----------   ---------- ----------  ----------
Revenues                                $  832,392   $  784,194 $  295,816  $  262,058
Costs and expenses:
    Cost of sales                          593,094      567,365    207,800     186,931
    Selling, general and
       administrative                      163,348      155,577     57,754      49,963
    Provision for bad debts                  6,591        3,911      2,107       1,389
                                        ----------   ---------- ----------  ----------
Operating income                            69,359       57,341     28,155      23,775

Interest expense                            13,515       10,616      4,719       3,567
Other expense / interest income, net           196           40         49          25
                                        ----------   ---------- ----------  ----------
Income before income taxes                  55,648       46,685     23,387      20,183

Provision for income taxes                  20,590       17,974      8,653       7,770
                                        ----------   ---------- ----------  ----------

Net income                              $   35,058   $   28,711 $   14,734  $   12,413
                                        ==========   ========== ==========  ==========

Basic earnings per common share         $     1.72   $     1.32 $      .73  $      .58
                                        ==========   ========== ==========  ==========

Diluted earnings per common share       $     1.69   $     1.30 $      .71  $      .58
                                        ==========   ========== ==========  ==========

Weighted average common shares              20,367       21,783     20,178      21,305
Weighted average diluted shares             20,714       22,057     20,694      21,493

                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                         Nine months ended
                                                        -------------------

                                                        June 24,   June 26,
                                                          2000       1999
                                                        --------   --------
Net cash provided by operating activities               $ 40,415   $ 34,524

Cash flows from investing activities:
  Acquisition of property, plant and equipment           (22,314)   (26,135)
  Proceeds from disposals of property and equipment          226         26
  Acquisitions, net of cash acquired                      (1,250)      (300)
                                                        --------   --------

Net cash used by investing activities                    (23,338)   (26,409)

Cash flows from financing activities:
  Revolving line of credit - net                         (32,791)    29,300
  Proceeds on long-term borrowings                        30,725         --
  Payments of long-term borrowings                            --    (14,150)
  Payment of debt issue costs                             (2,290)        --
  Proceeds from exercise of stock options                  3,274      1,443
  Purchase of common stock for treasury                  (18,259)   (25,574)
                                                        --------   --------

Net cash used by financing activities                    (19,341)    (8,981)
                                                        --------   --------

Decrease in cash and cash equivalents                     (2,264)      (866)

Cash and cash equivalents at beginning of period           9,341      8,724
                                                        --------   --------

Cash and cash equivalents at end of period              $  7,077   $  7,858
                                                        ========   ========


                            See Accompanying Notes.

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 24, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 25, 1999. Certain reclassifications have been made in the fiscal 1999 financial statements to conform with the fiscal 2000 presentation.

2.  Earnings per common share

Basic earnings per common share excludes common stock equivalents, such as stock options, and is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if common stock equivalents, such as stock options, were exercised.

                                       Nine months ended     Three months ended
                                      -------------------   --------------------

                                      June 24,   June 26,   June 24,    June 26,
                                        2000       1999       2000        1999
                                      --------   --------   --------    --------
Net income                            $ 35,058   $ 28,711   $ 14,734    $ 12,413

Weighted average common shares          20,367     21,783     20,178      21,305

Effect of dilutive securities:
  Stock options                            310        258        459         173
  Restricted stock                          37         16         57          15
                                      --------   --------   --------    --------
Dilutive potential common shares           347        274        516         188


Weighted average diluted shares         20,714     22,057     20,694      21,493
                                      ========   ========   ========    ========

Basic earnings per common share       $   1.72   $   1.32   $    .73    $    .58
                                      ========   ========   ========    ========

Diluted earnings per common share     $   1.69   $   1.30   $    .71    $    .58
                                      ========   ========   ========    ========

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

The outstanding facilities' balance and related interest rates inclusive of applicable margins are as follows:

                                                LIBOR     Base Rate     Total
As of June 24, 2000                            Interest   Interest   Outstanding
(In thousands)                                   7.88%     10.25%     Facilities
--------------------------------------------------------------------------------
Term loan                                      $135,000    $     -     $135,000
Revolving line of credit                              -     60,000       60,000
                                               --------------------------------
                                               $135,000    $60,000     $195,000
                                               ========    =======

   Less: current portion of long-term debt                               10,000
                                                                       --------
                                                                       $185,000
                                                                       ========


                                                LIBOR     Base Rate     Total
As of September 25, 1999                       Interest   Interest   Outstanding
(In thousands)                                   6.25%      8.25%     Facilities
--------------------------------------------------------------------------------
Term loan                                      $100,000    $ 4,275     $104,275
Revolving line of credit                         82,791     10,000       92,791
                                               --------------------------------
                                               $182,791    $14,275      197,066
                                               ========    =======

   Less: current portion of long-term debt                               20,250
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

During the second quarter of fiscal 2000, the Company entered into two separate thirty-month interest rate swap transaction agreements totaling $40 million to increase the overall notional amount to $100 million. These new agreements are effective in July 2000 and have a rate fixed at approximately 7.2%. Additionally, the Company has entered into two additional interest rate swap transaction agreements that become effective in fiscal 2001. These agreements will replace the current agreements upon expiration and hedge notional amounts of $60 million with the rate fixed at approximately 7.3%.

The Company believes the interest rate swap transaction agreements limit substantial risk should interest rates increase. The interest rate swap agreements had an immaterial effect on interest expense during the first nine months of fiscal 2000 and in fiscal 1999.

The Company pays fees on the unused commitments under the Amended Agreement at a rate ranging from .30% to .50% depending on the Company's total debt ratio, as defined. Commitment fees under the previous agreement were .175% to .375%
depending on the total debt ratio, as defined.   As of June 24, 2000, $98.4
million of the revolver was available for future borrowings.

Total maturities of long-term debt that are due over five fiscal years, beginning in March 2002 and maturing in December 2005, are as follows (in thousands):

        2002                 $ 11,250
        2003                   22,500
        2004                   36,250
        2005                   51,250
        2006                   73,750
                             --------
        Total maturities     $195,000
                             ========

The majority of the revolving line of credit has been classified as long-term since management has the intent and ability to maintain the June 24, 2000 outstanding balance throughout fiscal 2000.

In the first quarter of fiscal 2000, the Company capitalized $2.3 million of debt issue costs in connection with the Amended Agreement. In addition, the Company previously capitalized $6.8 million of debt issue costs directly associated with issuance of debt in prior years. These costs are included in other assets and are being amortized over the term of the debt agreement. At June 24, 2000 and September 25, 1999, unamortized costs totaled $5.4 million and $3.8 million, respectively.

                                   ADVO, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


The Company has outstanding letters of credit of approximately $6.6 million under separate agreements, primarily related to its workers' compensation program.

Carrying amounts of the financing arrangements approximate fair value.


4.   Consulting Agreement

The Company recorded a special pretax charge of $2.2 million during the first quarter of fiscal 2000 related to the expensing of a long-term consulting agreement with the Company's former Chairman and Chief Executive Officer who is no longer providing services to the Company. This charge is included in selling, general and administrative costs.


5.   Realignment Charge

During the third quarter of fiscal 2000, the Company announced the realignment of the sales and marketing functions and supporting areas to better match their resources against the Company's strategic growth opportunities. As a result of these changes, the Company recorded a $4.2 million pretax severance charge that is included in selling, general and administrative costs.


6.   Rabbi Trust

The Company entered into a rabbi trust on June 1, 2000 to protect the assets of its non-qualified deferred compensation plan ("Plan"). The Plan allows participants to defer amounts in excess of the dollar limitation regulated by the federal government to 401(k) plans. Each participant's account in the Plan is comprised of the participant's contribution, the Company's matching contribution and the Plan's earnings. In accordance with EITF No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested", the accounts of the rabbi trust are reported in the Company's financial statements. As such, the Company's consolidated balance sheet at June 24, 2000 reflects the investment in the rabbi trust and the offsetting deferred compensation obligation due to the Company's employees. These amounts are included in current assets and current liabilities.

The deferred compensation plan investments are considered trading securities and as such are reported at fair value with the realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recorded in operating income. Such amounts were not significant for the quarter ended June 24, 2000.

                                   ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS
---------------------

REVENUES   Revenues increased $33.8 million or 12.9% during the third quarter of fiscal 2000 and increased $48.2 million or 6.1% for the nine months ended June 24, 2000 when compared to the same periods of the prior year. The revenue growth for both the three and nine month periods were mainly attributable to the increased volume of the Company's shared mail products. These volume gains were demonstrated in the growth of average pieces per package which increased 4.6% to
8.75 for the third quarter of fiscal 2000 and 1.3% to 8.60 for the current nine month year to date period. In addition, total shared mail packages increased 2.0% and 1.0%, respectively, for the three and nine month periods ended June 24, 2000 when compared to the same periods of the prior year. These volume gains were assisted by a strong Easter mailing season which, in particular, favorably affected early third quarter revenues.

Also contributing to the revenue gain was the increase over the prior year in shared mail revenue per thousand pieces of 3.8% to $39.25 and 2.5% to $38.56 for the third quarter and nine months of fiscal 2000, respectively. (In order to conform to current year's presentation, the revenue per thousand pieces statistic has been restated in the prior year to include revenues associated with the ADVO Targeting Zone (ATZ) platform). In addition, increases in product weights mailed for the Company's preprint customers also contributed in part to the revenue growth.

Increased revenues from MailCoups, the Company's targeted coupon distributor that utilizes an envelope format and the Company's A.N.N.E. (ADVO National Network Extension) brokered distribution program continued to contribute to the revenue growth during the third quarter, as in the previous quarters of fiscal 2000.

OPERATING EXPENSES   Cost of sales as a percentage of revenue was 70.2% and
71.3%, respectively, for the three and nine month periods ended June 24, 2000, reflecting decreases of 1.1 percentage points for both periods when compared to the same period in the prior year. These decreases were primarily the result of continued branch operating efficiencies and the flow-through of the increased revenue per piece mentioned above.

Cost of sales increased $20.9 million for the third quarter and $25.7 million for the first nine months of fiscal 2000 over the comparable periods of the prior year. The majority of the increase was attributable to higher postage expense driven by the increase in volume and the heavier weight pieces. The remainder of the cost of sales increase for the three and nine months ended June 24, 2000 was the result of higher distribution and delivery costs incurred as a result of the increased revenues associated with MailCoups and A.N.N.E.

Selling expense, including the provision for bad debts, increased $2.7 million for the third quarter of fiscal 2000 and $4.8 million for the nine month year to date period over the same periods in the prior year. The increase was related to higher commission expense resulting from the revenue growth in the current reporting periods over prior year reporting periods, and higher bad debt expense due to the Chapter 11 filing of three clients.

For the quarter ended June 24, 2000, general and administrative costs increased $5.8 million over the same period in the prior year. The increase was primarily due to the $4.2 million charge incurred by the Company related to the realignment of the sales and marketing areas. Excluding the $4.2 million charge, general & administrative costs would have increased only $1.6 million, or 2.8 %. The remainder of the increase for the third quarter was mainly due to higher incentive wages.

                                   ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

For the nine-month year to date period, general and administrative costs increased $5.7 million to $63.0 million when compared to the same period of the prior year. The year to date increase was comprised of several items: the items discussed above detailing the third quarter increase in general and administrative costs, higher outsourcing/service and media fees and the expensing of a long-term consulting agreement with the Company's former Chairman and Chief Executive Officer. In addition, offsetting the increases for both the three and nine month periods, was the absence of Year 2000 remediation costs that were incurred in the prior year.

OPERATING INCOME   The Company reported operating income of $28.2 million and
$69.4 million for the third quarter and nine months ended June 24, 2000, representing an 18.4% and 21.0% increase, respectively, over the same periods in the prior year. Operating income as percentage of revenue increased from 9.1% to 9.5% for the three months ended June 24, 2000 and increased from 7.3% to 8.3% for the first nine months of fiscal 2000 over the same periods of the prior year.

Excluding the $4.2 million realignment charge, operating income would have increased $8.6 million or 36.3% and, as a percentage of revenue, increased 1.9 percentage points to 11.0% for the current quarter of fiscal 2000 when compared to the same quarter in the prior year. For the nine months of fiscal 2000 operating income would have increased $18.5 million or 32.2% and, as a percentage of revenue, increased 1.8 percentage points to 9.1% over the comparable period of prior year excluding both the $4.2 million realignment charge recorded in the third quarter and the $2.2 million charge relating to the expensing of the former Chairman's consulting contract during the first quarter of fiscal 2000.

INTEREST EXPENSE   Interest expense increased $1.2 million and $2.9 million,
respectively, for the three and nine months ended June 24, 2000. The increase was the result of higher interest rates under the renegotiated credit agreement and higher market rates of interest.

INCOME TAXES   The effective income tax rate was 37% for the three and nine months ended June 24, 2000 and 38.5% for the same periods of fiscal 1999. The decrease in the effective rate was due to the realization of both federal and state income tax credits.

EARNINGS PER COMMON SHARE   For the three months ended June 24, 2000, the
Company reported diluted earnings per share of $.71, representing a 22.4% increase from the comparable period of the prior year. Excluding the $4.2 million realignment charge, diluted earnings per share would have increased $.26 or 44.8% to $.84 for the third quarter of fiscal 2000. Diluted earnings per share excluding both the $4.2 million realignment charge and the $2.2 million charge relating to the expensing of the former Chairman's consulting contract would have been $1.89 for the nine month year-to-date period, representing an increase of 45.4% over the comparable period in the prior year.

The decrease in weighted average common and diluted shares for the three and nine months ended June 24, 2000 versus the same periods in the prior year was primarily due to the shares repurchased under the Company's stock buyback program.


FINANCIAL CONDITION
-------------------

The working capital ratio was 1.16 at June 24, 2000 versus .99 at September 25, 1999. Overall, working capital increased $21.6 million from September 25, 1999 to June 24, 2000. Contributing to the increase in working capital were increases in current assets of $31.8 million and offset by increases in current liabilities of $10.2 million.

                                   ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


The change in current assets was primarily attributable to the increase in accounts receivable resulting from the 12.9% growth in revenue for the third quarter and the extension of payment terms by the Company's larger clients. The Company has implemented process improvements and increased its collection resources in this area. Also contributing to the increase in current assets was the recording of the Company's investment in the deferred compensation plan detailed below.

The increase in current liabilities associated with the working capital change was attributable to the following: increases in accrued other expenses due to a liability associated with the expensing of the former Chairman's consulting agreement; increases in accrued interest due to the timing of interest payments and higher interest rates resulting from the Company's renegotiated debt agreement; increases in accrued compensation and benefits as a result of the realignment charge and higher incentive wages resulting from the Company's improved operating results; and the recording of the deferred compensation plan obligation detailed below. Offsetting these changes were decreases in accounts payable due to timing of vendor payments and decreases in the current portion of long-term debt as a result of the Company's renegotiated debt agreement.

The Company entered into a rabbi trust on June 1, 2000 to protect the assets of its non-qualified deferred compensation plan ("Plan"). The Plan allows participants to defer amounts in excess of the dollar limitation regulated by the federal government to 401(k) plans. Each participant's account in the Plan is comprised of the participant's contribution, the Company's matching contribution and the Plan's earnings. In accordance with EITF No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested", the accounts of the rabbi trust are reported in the Company's financial statements. As such, the Company's consolidated balance sheet at June 24, 2000 reflects the investment in the rabbi trust and the offsetting deferred compensation obligation due to the Company's employees. These amounts are included in current assets and current liabilities.

Total stockholders' deficiency decreased $22.4 million to a net deficiency of
$43.7 million at June 24, 2000.   The decrease in the net deficiency was
primarily the result of the Company's net income of $35.1 offset by $18.3 million of treasury stock purchases. The $18.3 million purchases of treasury stock consisted of $17.2 million made on the open market under the Company's buyback program and $1.1 million pursuant to elections by employees to satisfy withholding requirements under the Company's stock plans. Also contributing to the decrease in stockholder's deficiency was $5.6 million of stock/option related transactions made by associates under the Company's stock plans.


PROPERTY, PLANT AND EQUIPMENT
-----------------------------

Property, plant and equipment investments of $22.3 million for the nine month period ended June 24, 2000 included the purchase of computerized mail sorters for the Company's production facilities, the purchase of furniture and leasehold improvements for the Company's facilities, acquisitions of computer hardware, and costs associated with the development of new software. The Company expects its capital expenditures for the entire year to be approximately $38 million.


LIQUIDITY
---------

The Company's main source of liquidity continues to be funds generated from operating activities. In addition, the Company has available unused credit commitments of $98.4 million that may be used to fund operating activities.

                                   ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


The Company experienced a $5.9 million increase in net cash provided by operating activities for the nine months ended June 24, 2000. The year over year increase was primarily due to the Company's improved operating results. Changes in accrued other expenses and accrued compensation and benefits detailed above also affected the increase in net cash provided by operating activities. Offsetting these changes were increases in accounts receivables.

Overall cash and cash equivalents decreased $2.3 million during the nine months ended June 24, 2000. This decrease was the result of cash outlays of $42.7 million associated with investing and financing activities, offset by net cash provided by operating activities of $40.4 million. Investing activities for the nine months primarily included expenditures for property, plant and equipment of $22.3 million detailed above and $1.0 million for the acquisition of a controlling interest in Netserts.com, an advertising magazine dedicated to driving on-line traffic to Internet sites.

Net cash used for financing activities of $19.3 million included $18.3 million for treasury stock purchases, $2.3 million of debt issue costs paid in connection with the renegotiated debt and net repayments of $2.1 million under the Company's renegotiated credit agreement. These uses of cash were offset by $3.2 million of proceeds from option exercises under the Company's stock option plans. The Company's net borrowings as of June 24, 2000 reflect the reclassification between the term loan and revolving line of credit that took place as a result of the renegotiated credit agreement.


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

The Company believes the interest rate swap transaction agreements limit substantial risk should interest rates fluctuate. The interest rate swap agreements had an immaterial effect on interest expense during the first nine months of fiscal 2000 and in fiscal 1999.

The Company pays fees on the unused commitments under the Amended Agreement at a rate ranging from .30% to .50% depending on the Company's total debt ratio, as defined. Commitment fees under the previous agreement were .175% to .375%
depending on the total debt ratio, as defined.   As of June 24, 2000, $98.4
million of the revolver was available for future borrowings.

At June 24, 2000 there was $195.0 million of debt outstanding, with $10.0 million classified as current. The Company anticipates meeting its long-term debt obligations through funds generated from operations. During July 2000, the Company had net borrowings of $13 million under the revolving line of credit.

Under the terms of the credit agreement, the Company is required to maintain certain financial ratios. In addition, the credit agreement also places restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional borrowings.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

The Company's interest expense is sensitive to changes in interest rates. In this regard, changes in interest rates affect the interest paid on its debt. To mitigate the impact of interest rate fluctuations, the Company has historically maintained interest rate swap agreements on notional amounts totaling $100 million. In conjunction with the requirements of the renegotiated credit agreement, as well as the reduction in the notional amount of interest rate swap agreements to $60 million as of January 31, 2000, the Company has entered into two new agreements effective in July 2000 to increase the notional amounts to $100 million. Per the terms of the renegotiated credit agreement, this protection must be at least $100 million through December 9, 2002.

The Company believes that the interest rate swap agreements currently in place and those that will be effective in July 2000 limit substantial risk if interest rates should increase. If interest rates should change by 2% for the remainder of the 2000 fiscal year from those rates in effect at June 24, 2000, assuming no change in the outstanding debt balance and considering the effects of the Company's interest rate swap agreements, interest expense would increase/decrease by approximately $0.7 million. These amounts are determined by considering the hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements and do not take into account significant fluctuation in interest rates. The sensitivity analysis also assumes no changes in the Company's financial structure.

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


Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

     (a)  Exhibit Index

          Exhibit No.     Exhibits
          -----------     --------

              27          Financial Data Schedule.


     (b)  Reports on Form 8-K
          -------------------


  No report on Form 8-K was filed by the Company with respect to the quarter ended June 24, 2000.
--------------------------------------------------------------------------------

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                ADVO, Inc.



Date: August  7, 2000                 By:  /s/ JULIE A. ABRAHAM
      ---------------                    -------------------------------------
                                              Julie A. Abraham
                                              Vice President and Controller
                                              (Principal Accounting Officer)