Form 10-K
period 2000-09-30
ADVO INC
filed 2000-12-14
CIK 801622

                                   ADVO, Inc.

                                   Form 10-K

                               September 30, 2000

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

For the fiscal year ended September 30, 2000

                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________ to _________

Commission file number 1-11720

                                  ADVO, Inc.
           ________________________________________________________
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

               Common Stock and Rights, par value $.01 per share
           ________________________________________________________
                               (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                     NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the registrant at November 24, 2000 was $782,852,616. On that date, there were 20,129,113 outstanding shares of the registrant's common stock.

Documents Incorporated by Reference:

Portions of the 2000 Annual Report to Stockholders are incorporated by reference into Parts II and IV of this Report.

Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   ADVO, Inc.
                          Index to Report on Form 10-K
                     For the Year Ended September 30, 2000

                                     Part I

Item                                                                      Page
----                                                                      ----
 1. Business.............................................................   1
 2. Properties...........................................................   5
 3. Legal Proceedings....................................................   5
 4. Submission of Matters to a Vote of Security Holders..................   5

                                    Part II

 5. Market for Registrant's Common Equity and Related Stockholder
      Matters............................................................   6
 6. Selected Financial Data..............................................   6
 7. Management's Discussion and Analysis of Financial Condition and
      Results of Operations..............................................   6
7A. Quantitative and Qualitative Disclosures about Market Risk...........   6
 8. Financial Statements and Supplementary Data..........................   6
 9. Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure...............................................   6

                                    Part III

10. Directors and Executive Officers of the Registrant...................   7
11. Executive Compensation...............................................   9
12. Security Ownership of Certain Beneficial Owners and Management.......   9
13. Certain Relationships and Related Transactions.......................   9

                                    Part IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......  10

                                    PART I

ITEM 1. Business

General

  ADVO, Inc. ("ADVO" or the "Company") is a direct mail marketing firm primarily engaged in soliciting and processing printed advertising from retailers, manufacturers and service companies for targeted distribution by both shared and solo mail, as well as hand delivery, to consumer households in the United States on a national, regional and local basis. Founded in 1929 as a hand delivery company, the Company entered the direct mail industry as a solo mailer in 1946 and began its shared mail program in 1980. The Company currently is the largest commercial user of standard mail (formerly third-class mail) in the United States.

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

  ADVO's principal executive offices are located at One Univac Lane, Windsor, Connecticut 06095.

Products and Services

  ADVO's direct mail marketing products and services include shared mail and solo mail. ADVO provides ancillary services in conjunction with its direct mail marketing programs and also provides private carrier (hand) delivery in certain markets. In addition, the Company provides direct-mail advertising solutions for local neighborhood businesses utilizing an envelope format.

Shared Mail

  In the Company's branded shared mail program (ShopWise(TM)), the advertisements of several advertisers are combined into a single mail package.

  The Company assembles shared mail packages by targeting levels selected by the customer. In most instances, each household within the predetermined targeting level will receive a mail package. The Company offers various targeting levels for the designated mailing area of the customer's distribution based on the level of geo-demographic precision that is requested by the customer. Individual customers can choose predetermined clusters of ZIP Code zones, all ZIP Codes covered by the program, and ADVO Targeting Zones ("ATZs"). ATZs enable advertisers to target their ads to consumer clusters of about 3,500 households. ATZs are neighboring postal carrier delivery routes within a ZIP Code that are clustered together based on shared demographic characteristics and proximity to key retail shopping areas.

  The flexibility and targeting capabilities of the ATZ platform enables customers, such as retail store chains, to select areas serviced by their retail stores and, at the same time, distribute different versions to reach their choice consumers. The Company uses geographic, demographic and psychographic data to tailor the customers' advertisements to their targeted audience.

  The Company's shared mail program offers the features of penetration and target marketing at a significant cost reduction when compared to mailing on an individual or solo mail basis. This cost advantage is available because the Company pays the total postage expense, and advertisers are generally charged a selling price based upon, among other factors, the incremental weight of their promotional pieces.

  As a part of its shared mail program, the Company provides the addresses of the households receiving the mail packages, sorts, processes and transports the advertising material for ultimate delivery through the United States Postal Service ("USPS"). Generally, larger businesses, such as food chains and mass merchandisers, will provide the Company with preprinted advertising materials in predetermined quantities. In the case of manufacturers and small retail customers, the Company may perform graphics services and/or act as a broker for the required printing. The Company also offers shared mail customers numerous standard turnkey advertising products in a variety of sizes and colors.

  The Company believes its shared mail program is the largest program of its kind.

  ShopWise(TM) is a weekly distribution program with coverage, on average, of 60 million households in approximately 120 markets. This program is used by local and national retailers. The zone configuration selected for each market is normally determined by population density and by proximity to retail outlets. Retailers with multiple locations and weekly frequency have a great influence on the zones chosen by the Company for its weekly distribution. The Company derives most of its revenues from the ShopWise(TM) shared mail program.

  The Company is part of a network, known as ADVO National Network Extension ("A.N.N.E.") comprised of regional shared mail companies, which provide its clients with extended coverage outside the markets already served by the Company. Approximately an additional 30 million households can be reached on a shared mail basis through A.N.N.E. The Company handles the clients' orders directly and manages distribution of their advertising through A.N.N.E.'s partners. Conversely, A.N.N.E. enables participating partners (shared mail companies) to offer their clients extended marketplace reach using the Company's household coverage.

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

  During fiscal 1998, the Company acquired The Mailhouse, Inc., a franchise-based cooperative coupon envelope mail company headquartered in Avon, MA. The company was renamed MailCoups, Inc. ("MailCoups") and operates as a subsidiary of ADVO. This subsidiary, operating under the trade name of Super Coups, is a leader in creating and distributing attractive, cost-effective targeted coupons in a distinctive envelope format for local neighborhood merchants via an extended network of franchise owners. At the end of fiscal 2000, MailCoups had approximately 338 franchise units in 26 states and directly employed 164 people.

  During fiscal 2000 the Company established a new subsidiary, ShopWise.com to focus on the continuing development of the Company's Internet-related business initiatives, including e-commerce related print advertising, CD-ROM insertion capabilities and on-line concepts. As part of the ShopWise.com subsidiary, the company acquired a controlling interest in Netserts, an advertising magazine dedicated to driving on-line traffic to Internet sites by off-line print advertising. Netserts, which reaches approximately 10 million households on selected dates throughout the year, is delivered within the ShopWise(TM) shared mail package.

  The Company executed two strategic initiatives during fiscal 2000; partnering with a newspaper to offer clients a new integrated print advertising solution and the introduction of additional in-home mailing dates in two of its markets.

  Subsequent to year end, on November 2, 2000, the Company announced the acquisition of Mail Marketing Systems, Inc., ("MMSI") a privately held direct mail advertising company. This acquisition will be accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired company will be included in the consolidated statements of operations from its acquisition date. The acquisition of MMSI complements ADVO's core distribution network by providing additional shared mail coverage in market areas not served by ADVO prior to the acquisition.

Mailing List

  ADVO's management believes its computerized mailing list is the largest residential/household mailing list in the country. It contains over 119 million delivery points (constituting nearly all of the households in the United States). The Company's management believes that the list is particularly valuable and that replication in its entirety by competitors would be extremely difficult and costly. The list enables the Company to target mailings to best serve its customers.

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

Customer Base

  Typically, the Company's customers are those businesses whose products and services are used by the general population. These businesses (supermarkets, fast food, drug stores, discount and department stores and home furnishings retailers) require continuous advertising to a mass audience. The enhanced targeting capabilities of the Company's distribution system has lead to the development of opportunities for new customer categories, such as, telecommunications, insurance, financial services, entertainment and Internet companies. In fiscal 2000 and 1999, due to the consolidation of two of the Company's customers, no one customer accounted for more than 6% and 7% respectively, of the Company's sales. No one customer accounted for more than 4% of the Company's sales in fiscal 1998.

Operations

  Customers' advertising circulars are processed by approximately 1,800 production employees who work at 20 mail processing facilities which are strategically located throughout the nation. Inserting machines (which combine the individual advertising pieces into the mailing packages), addressing and labeling equipment are the principal pieces of equipment used to process the Company's products and services. At several of the Company's production facilities, the Alphaliner, a new computerized mail collator/inserter, is being utilized. The Alphaliner offers higher speed and capacity, enhanced productivity, computerized controls which automates order processing, electronically integrates with other machines, and links to ADVO's order fulfillment system. The Company has begun the process of integrating the Alphaliner technology into many of its mail processing facilities. Conversion of the remaining facilities will continue over the next four to five years.

  In all 20 of ADVO's mail processing facilities, the USPS accepts and verifies the Company's mail to help ensure rapid package acceptance and distribution, which benefits both the USPS and the Company. In most instances, the mail is then shipped by the Company to the destination office of the USPS for final delivery.

  MailCoups operates a cooperative direct mail coupon envelope advertising business by performing printing and distribution services for the franchisees at their one production facility.

  The Company entered into an agreement with IBM Global Services ("IBM"), to provide computer processing, systems development, and systems legacy support to the Company. The Company's regions, sales offices and corporate headquarters are on-line with this computer center which enables the day-to-day processing functions to be performed and provides corporate headquarters with management information. The systems include: order processing and production control, transportation/distribution, address list maintenance, market analysis, label printing and distribution, billing and financial systems, and carrier routing of addresses received from customer files and demographic analyses. The Company also has agreements with IBM to provide for a customer support center (help desk) and client server (server farm) management services.

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

  ADVO's principal direct marketing competitors are other companies with residential lists and similar cooperative mailing programs. These companies have a significant presence in many of the Company's markets and represent serious competition to the Company's ShopWise(TM) shared mail program in those markets.

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

Raw Materials

  The Company manages approximately 45,000 tons of paper per year through its printing network on behalf of its print vendors. ADVO has agreements with various paper suppliers and print vendors to assure continuity of supply as well as supply of proper paper grades at competitive prices.

Employees

  As of September 30, 2000, the Company had a total of approximately 3,900 full and part-time employees. ADVO also uses outside temporary employees for the outsourcing of certain production jobs and during busy seasons.

  ADVO has one union contract, covering production employees in the Hartford, Connecticut branch. The Company believes that its relations with its employees are satisfactory.

Forward Looking Statements

  This Report on Form 10-K contains certain forward looking statements regarding the Company's results of operations and financial position within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties which would cause the Company's actual results to differ materially from those in the forward looking statements. Such risks and uncertainties include but are not limited to: changes in customer demand and pricing; the possibility of consolidation throughout the retail sector, postal and paper prices; possible governmental regulation or legislation affecting aspects of the Company's business; the efficiencies achieved with technology upgrades; the amount of shares the Company will repurchase in the future under its buyback program; fluctuations in interest rates related to the outstanding debt; and other general economic factors.

ITEM 2. Properties

  ADVO does not own any real estate except for its corporate headquarters. The corporate headquarters, located in Windsor, Connecticut, consist of two buildings totaling approximately 136,000 square feet. The Company leases 21 production facilities, including the MailCoups facility, and approximately 60 sales offices (which excludes the sales offices that are located in the mail processing facilities) throughout the United States. The Company believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained.

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

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

  ADVO's 2000 Annual Report to Stockholders includes on page 36 under the caption "Quarterly Financial Data (Unaudited)" the reported high and low market prices of ADVO's common stock for the past two fiscal years, and such information is incorporated herein by reference and made a part hereof (see
Exhibit 13).

  During the fiscal years ended September 30, 2000, September 25, 1999, and September 26, 1998, the Company declared no cash dividends. The Company is currently subject to debt covenants regarding future cash dividends exceeding $.025 per share as stipulated in its credit agreement dated December 9, 1999, with Chase Manhattan Bank.

  The closing price as of November 24, 2000 of the Company's common stock, under the symbol AD, on the New York Stock Exchange as reported in The Wall Street Journal was $39 13/16 per share. The approximate number of holders of record of the common stock on November 24, 2000 was 664.

  During fiscal 2000, the Company engaged in no sales of its securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6. Selected Financial Data

  The information required by this item is included in ADVO's 2000 Annual Report to Stockholders on page 19 under the caption "Selected Financial Data" and is incorporated herein by reference and made a part hereof (see Exhibit
13).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The information required by this item is included in ADVO's 2000 Annual Report to Stockholders on pages 20 through 25 under the caption "Financial Report" and is incorporated herein by reference and made a part hereof (see
Exhibit 13).

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

  The information required by this item is included in ADVO's 2000 Annual Report to Stockholders on page 25 under the caption "Market Risk" and is incorporated herein by reference and made a part hereof (see Exhibit 13).

ITEM 8. Financial Statements and Supplementary Data

  ADVO's consolidated financial statements, together with the Report of Independent Auditors thereon dated October 23, 2000, except for Note 16, as to which the date is November 2, 2000, appearing on pages 26 through 37 of ADVO's 2000 Annual Report to Stockholders, are incorporated herein by reference and made a part hereof (see Exhibit 13).

  The selected quarterly information required by this item is included under the caption "Quarterly Financial Data (Unaudited)" on page 36 of ADVO's 2000 Annual Report to Stockholders and is incorporated herein by reference and made a part hereof (see Exhibit 13).

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  The information required by this item, to the extent not set forth below, appears on pages 3 and 4 of the Company's definitive proxy statement dated December 14, 2000 for the annual meeting of stockholders to be held on January 18, 2001 (the "Proxy Statement"), under the caption "Election of Directors," and on page 6 of the Proxy Statement under the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by reference and made a part hereof.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

Name                   Age Position With Company
----                   --- ---------------------
Gary M. Mulloy........  55 Chairman and Chief Executive Officer
Beth L. Bronner.......  49 President--Chief Operating Officer
Myron L. Lubin........  60 Executive Vice President--Strategic Business
                            Development
Donald E. McCombs.....  44 Executive Vice President and Chief Financial Officer
Julie Abraham.........  42 Senior Vice President of Finance and Controller
Jack S. Dearing.......  46 Senior Vice President--Fulfillment
Vince Giuliano........  53 Senior Vice President--Government Relations
Edwin Harless.........  53 Senior Vice President--Chief Human Resources Officer
Stephanie Molnar......  41 Senior Vice President--Client Logistics and Local
                            Clients
A. Brian Sanders......  39 Senior Vice President--National Sales and Client
                            Marketing
David Stigler.........  57 Senior Vice President--Chief Legal and Public
                            Affairs Officer and General Counsel
B. Kabe Woods.........  45 Senior Vice President--Targeting and Technologies
Christopher T.          34 Vice President--Treasurer and Investor Relations
 Hutter...............

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

  Ms. Bronner became President, Chief Operating Officer on August 21, 2000. From September 1998 to August 2000, she held various positions at Sunbeam Corporation including, President--Health Division and Senior Vice President, Strategic Planning. Prior to that, she was Senior Vice President, Marketing at Citibank from September 1996 to September 1998. From July 1994 to July 1996, she was Vice President, Business Markets Division at AT&T.

  Mr. Lubin became Executive Vice President--Strategic Business Development on April 12, 2000. Prior to that, he has held various positions with the Company since 1981 including most recently, Executive Vice President--Marketing and Sales from November 1998 to April 2000 and Senior Vice President--Chief Sales Officer from December 1995 to October 1998.

  Mr. McCombs became Executive Vice President and Chief Financial Officer on December 3, 1998. Prior to that, he has held various positions with the Company since 1987 including most recently, Senior Vice President and Chief Financial Officer from November 1997 to November 1998 and Vice President-- Financial Planning and Investors Relations from 1989 to October 1997.

  Ms. Abraham became Senior Vice President of Finance and Controller on August 3, 2000. From November 1998 to July 2000 she was Vice President and Controller. Prior to that, she has held various positions with the Company since 1985 including most recently, Vice President--Financial Planning and Investor Relations from November 1997 to October 1998 and Vice President-- Shared Financial Services from August 1995 to November 1997.

  Mr. Dearing became Senior Vice President--Fulfillment on April 12, 2000. Prior to that he has held various positions with the Company since 1998 including Senior Vice President--Operations from July 1999 to April 2000 and Vice President of Resource Management and Logistics from February 1998 to June 1999. From December 1995 to February 1998, he was Senior Director of Operations at Anchor Glass Container Corporation.

  Mr. Giuliano has been Senior Vice President--Government Relations since October 28, 1996. From April 1983 to October 1996 he was Vice President-- Government Relations.

  Mr. Harless became Senior Vice President--Chief Human Resource Officer on August 14, 2000. Prior to that, he held various positions at Aventis-Behring ("Aventis"), a subsidiary of Aventis, S.A., the world's largest life science company, including Senior Vice President and General Manager from October 1997 to August 2000 and Vice President of Human Resources from 1995 to October 1997.

  Ms. Molnar became Senior Vice President--Client Logistics and Local Clients on April 12, 2000. Prior to that, she has held various positions with the Company since 1983 including most recently, Senior Vice President--Client Logistics from March 2000 to April 2000, Regional Vice President of the Mid-Atlantic Region from December 1995 to March 2000 and Regional Vice President/General Manager for the Washington DC Region from April 1989 to December 1995.

  Mr. Sanders became Senior Vice President--National Sales and Client Marketing on April 12, 2000. From March 1999 to April 2000, he was Senior Vice President--Sales and Client Marketing. From May 1997 to February 1999 he was Senior Vice President--Chief Marketing Officer. For the five years prior to that, he held several executive positions at Pilkington Barnes-Hind, Inc., a division of Pilkington Vision Care.

  Mr. Stigler has been Senior Vice President--Chief Legal and Public Affairs Officer and General Counsel since January 1990. He has also served as the Company's Secretary since August 1986.

  Mr. Woods became Senior Vice President--Targeting and Technologies on April 12, 2000. From September 1997 to April 2000 he was Senior Vice President-- Chief Information Officer. From November 1995 to August 1997, he was Director--End User Services of Lucent Technologies and from November 1993 to November 1995, he was Chief Information Officer of AT&T Advanced Technology Systems.

  Mr. Hutter became Vice President, Treasurer and Investor Relations on October 28, 1999. Prior to that, he has held various positions with the Company since 1993 including, Vice President, Assistant Treasurer and Investor Relations from October 1998 to October 1999 and Director of Financial Planning from April 1996 to October 1998.

  The Company is not aware of any family relationships between any of the foregoing officers and any of the Company's directors. Each of the foregoing officers holds such office until his or her successor shall have been duly chosen and shall have been qualified, or until his earlier resignation or removal.

ITEM 11. Executive Compensation

  The information required by this item is included under the caption "Executive Compensation" on pages 6 through 17 (except for those portions appearing under the subcaptions "Report of the Compensation Committee", "Audit Committee Report", and "Company Financial Performance"), and "Governance of the Company" on pages 2 and 3, of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

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

ITEM 13. Certain Relationships and Related Transactions

  The information required by this item is included under the caption "Security Ownership of Management" in footnote 9 on pages 5 and 6 of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

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

10(a)    Executive Severance Agreements, dated  Incorporated by reference to Exhibit
         October 17, 1995 between ADVO and the  10(m) to the Company's Annual Report
         executive officers named therein.*     on Form 10-K for the fiscal year ended
                                                September 30, 1995.

10(b)    Information Technology Agreement dated Incorporated by reference to Exhibit
         as of July 16, 1996 between ADVO and   10(o) to the Company's Annual Report
         Integrated Systems Solutions           on Form 10-K for the fiscal year ended
         Corporation.                           September 28, 1996.

10(c)    Executive Severance Agreement dated    Incorporated by reference to Exhibit
         November 4, 1996 between ADVO and Gary 10(m) to the Company's Annual Report
         M. Mulloy.*                            on Form 10-K for the fiscal year ended
                                                September 28, 1996.

10(d)    Executive Severance Agreement dated    Incorporated by reference to Exhibit
         May 19, 1997 between ADVO and A. Brian 10(k) to the Company's Annual Report
         Sanders.*                              on Form 10-K for the fiscal year ended
                                                September 27, 1997.

10(e)    Employment Agreement dated July 31,    Incorporated by reference to Exhibit
         1998 between ADVO and Gary M. Mulloy.* 10(m) to the Company's Annual Report
                                                on Form 10-K for the fiscal year ended
                                                September 26, 1998.

10(f)    Executive Severance Agreements dated   Incorporated by reference to Exhibit
         October 17, 1995 between ADVO and the  10(n) to the Company's Annual Report
         executive officers named therein.*     on Form 10-K for the fiscal year ended
                                                September 26, 1998.

Exhibit
No.                     Exhibit                             Where Located
-------                 -------                             -------------
10(g)    Executive Severance Agreement dated    Incorporated by reference to Exhibit
         October 17, 1995 between ADVO and      10(o) to the Company's Annual Report
         David Stigler.*                        on Form 10-K for the fiscal year ended
                                                September 26, 1998.

10(h)    Executive Severance Agreement dated    Incorporated by reference to Exhibit
         August 6, 1997 between ADVO and B.     10(r) to the Company's Annual Report
         Kabe Woods.*                           on Form 10-K for the fiscal year ended
                                                September 26, 1998.

10(i)    Consulting Agreement dated December 1, Incorporated by reference to Exhibit
         1998 between ADVO and Robert           10(s) to the Company's Annual Report
         Kamerschen.*                           on Form 10-K for the fiscal year ended
                                                September 26, 1998.

10(j)    1998 Incentive Compensation Plan.*     Incorporated by reference to Exhibit A
                                                to the Company's definitive Proxy
                                                Statement for the annual meeting held
                                                on January 21, 1999.

10(k)    Executive Severance Agreement dated    Incorporated by reference to Exhibit
         September 20, 1999 between ADVO and    10(q) to the Company's Annual Report
         John S. Dearing.*                      on Form 10-K for the fiscal year ended
                                                September 25, 1999.

10(l)    Executive Severance Agreement dated    Incorporated by reference to exhibit
         September 27, 1999 between ADVO and    10(r) to the Company's Annual Report
         Christopher T. Hutter.*                on Form 10-K for the fiscal year ended
                                                September 25, 1999.

10(m)    Amended and Restated Credit Agreement  Incorporated by reference to Exhibit
         dated December 9, 1999 between ADVO    99(b) of the Company's Form 8-K dated
         and a syndicate of lenders led by      December 9, 1999.
         Chase Manhattan Bank as Administrative
         Agent.

10(n)    The ADVO Deferred Compensation Plan.*  Incorporated by reference to Exhibit
                                                4(a) of the Company's Form S-8 filed
                                                on October 6, 2000.

10(o)    The ADVO Deferred Compensation Plan    Incorporated by reference to Exhibit
         Trust.*                                4(e) of the Company's Form S-8 filed
                                                on October 6, 2000.

10(p)    Executive Severance Agreement dated    Filed herewith.
         January 4, 1999 between ADVO and
         Donald McCombs.*

10(q)    Executive Severance Agreement dated    Filed herewith.
         July 10, 2000 between ADVO and
         Stephanie Molnar.*

10(r)    Executive Severance Agreement dated    Filed herewith.
         July 31, 2000 between ADVO and Julie
         Abraham.*

Exhibit
No.                     Exhibit                             Where Located
-------                 -------                             -------------
10(s)    Executive Severance Agreement dated    Filed herewith.
         August 14, 2000 between ADVO and Edwin
         L. Harless.*

10(t)    Executive Severance Agreement dated    Filed herewith.
         August 21, 2000 between ADVO and Beth
         Bronner.*

10(u)    Employment Agreement dated August 21,  Filed herewith.
         2000 between ADVO and Beth Bronner.*

13       2000 Annual Report to Stockholders.    Furnished herewith; however, such
                                                report, except for those portions
                                                thereof which are expressly
                                                incorporated by reference into this
                                                Annual Report on Form 10-K, is for the
                                                information of the Commission and is
                                                not deemed "filed."

21       Subsidiaries of the Registrant.        Filed herewith.

23       Consent of Independent Auditors.       Filed herewith.

24       Power of Attorney.                     See signature page.

27       Financial Data Schedule.               Filed herewith.

--------
* Management contract or compensatory plan required to be filed as an exhibit pursuant to item 14(c) of this report.

  (b) Reports on Form 8-K.

  A report on Form 8-K dated October 10, 2000 was filed by the Company subsequent to the year ended September 30, 2000. The Form 8-K reported under item 5 thereof the Company's announcement of a new stock repurchase program for up to 0.9 million shares. This program brings the total remaining authorization to 1.0 million shares.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          December 14, 2000
Date: _______________________________     ADVO, Inc.

                                                         /s/ Julie Abraham
                                          By: _________________________________
                                                         Julie Abraham
                                                         Senior Vice President
                                                         of Finance and
                                                         Controller

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby constitutes David M. Stigler and Julie Abraham, and each of them singly, such person's true and lawful attorneys, with full power to them and each of them, to sign for such person and in such person's name and capacity as indicated below, any and all amendments to this report, hereby ratifying and confirming such person's signature as it may be signed by said attorneys to any and all amendments.

        Date                   Signature                       Title

  December 14, 2000   /s/ Gary M. Mulloy             Chairman, Chief Executive
                      ----------------------------    Officer and Director
                      Gary M. Mulloy                  (Principal Executive
                                                      Officer)

  December 14, 2000   /s/ Donald E. McCombs          Executive Vice President
                      ----------------------------    and Chief Financial
                      Donald E. McCombs               Officer (Principal
                                                      Financial Officer)

  December 14, 2000   /s/ Julie Abraham              Senior Vice President of
                      ----------------------------    Finance and Controller
                      Julie Abraham                   (Principal Accounting
                                                      Officer)

  December 14, 2000   /s/ Todd Brown                 Director
                      ----------------------------
                      Todd Brown

  December 14, 2000   /s/ Bruce Crawford             Director
                      ----------------------------
                      Bruce Crawford

  December 14, 2000   /s/ David F. Dyer              Director
                      ----------------------------
                      David F. Dyer

  December 14, 2000   /s/ Howard H. Newman           Director
                      ----------------------------
                      Howard H. Newman

  December 14, 2000   /s/ John R. Rockwell           Director
                      ----------------------------
                      John R. Rockwell

  December 14, 2000   /s/ John L. Vogelstein         Director
                      ----------------------------
                      John L. Vogelstein

                                  ADVO, INC.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                            Page
                                                                            ----
Report of independent auditors............................................    *
Consolidated statements of operations for the years ended September 30,
 2000, September 25, 1999, and September 26, 1998.........................    *
Consolidated balance sheets at September 30, 2000 and September 25, 1999..    *
Consolidated statements of cash flows for the years ended September 30,
 2000, September 25, 1999, and September 26, 1998.........................    *
Consolidated statements of changes in stockholders' deficiency for the years ended September 30, 2000, September 25, 1999, and September 26,
 1998.....................................................................    *
Notes to consolidated financial statements................................    *
Consolidated Schedules
  II-Valuation and Qualifying Accounts....................................  F-2

  All other schedules have been omitted since the required information is not present.
--------
* Incorporated herein by reference from pages 26 to 37 of the ADVO, Inc. 2000 Annual Report to Stockholders.

                                   ADVO, Inc.

                Schedule II -- Valuation and Qualifying Accounts
                                 (In thousands)

        Column A            Column B         Column C           Column D     Column E
        --------          ------------ ---------------------   ----------   ----------
                                             Additions
                                       ---------------------
                           Balance at  Charged to Charged to   Deductions   Balance at
                          beginning of costs and    other         from        end of
      Description            period     expenses   accounts     reserves      period
      -----------         ------------ ---------- ----------   ----------   ----------
Year ended September 26,
 1998:
Allowances for sales
 adjustments............    $ 2,582     $   --     $ 2,787(b)   $ 3,373      $ 1,996
Allowances for doubtful
 accounts...............      2,578       4,459        --         4,409(a)     2,628
Restructuring reserve...        348         --         --            61          287
Accumulated amortization
 Goodwill...............      1,814         564        --           --         2,378
Accumulated amortization
 Intangibles............      6,019         710        --           --         6,729
                            -------     -------    -------      -------      -------
                            $13,341     $ 5,733    $ 2,787      $ 7,843      $14,018
                            =======     =======    =======      =======      =======
Year ended September 25,
 1999:
Allowances for sales
 adjustments............    $ 1,996     $   --     $ 5,606(b)   $ 5,610      $ 1,992
Allowances for doubtful
 accounts...............      2,628       5,088        --         5,603(a)     2,113
Restructuring reserve...        287         --         --           168          119
Accumulated amortization
 Goodwill...............      2,378         784        --           --         3,162
Accumulated amortization
 Intangibles............      6,729         726        --           --         7,455
                            -------     -------    -------      -------      -------
                            $14,018     $ 6,598    $ 5,606      $11,381      $14,841
                            =======     =======    =======      =======      =======
Year ended September 30,
 2000:
Allowances for sales
 adjustments............    $ 1,992     $   --     $ 6,015(b)   $ 5,798      $ 2,209
Allowances for doubtful
 accounts...............      2,113       8,239        --         7,624(a)     2,728
Restructuring reserve...        119         --         --           119          --
Accumulated amortization
 Goodwill...............      3,162         891        --           --         4,053
Accumulated amortization
 Intangibles............      7,455         568        --           --         8,023
                            -------     -------    -------      -------      -------
                            $14,841     $ 9,698    $ 6,015      $13,541      $17,013
                            =======     =======    =======      =======      =======

--------
(a) Write off of uncollectible accounts, net of recoveries on accounts previously written off.
(b) Reduction of revenues.