Form 10-Q
period 2000-12-30
ADVO INC
filed 2001-02-12
CIK 801622

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 2000
                               -----------------

                                      or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                                ------------------    -----------------

Commission file number 1-11720
                       -------

                                  ADVO, Inc.
                  -------------------------------------------
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

     As of January 27, 2001 there were 20,272,605 shares of common stock outstanding.

                                  ADVO, Inc.
                           Index to Quarterly Report
                                 on Form 10-Q

                        Quarter Ended December 30, 2000

                         Part I - Financial Information
                         ------------------------------
                                                                            Page
                                                                            ----

Item 1.   Financial Statements (Unaudited).

          Consolidated balance sheets -
              December 30, 2000 and September 30, 2000.                        2

          Consolidated statements of operations -
              Three months ended December 30, 2000
              and December 25, 1999.                                           3

          Consolidated statements of cash flows -
              Three months ended December 30, 2000
              and December 25, 1999.                                           4

          Notes to consolidated financial statements.                          5

Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                                      7

Item 3.    Quantitative and Qualitative Disclosures about
              Market Risk.                                                    10

                           Part II - Other Information
                           ---------------------------

Item 4.   Submission of Matters to a Vote of
              Security Holders.                                               11

Item 5.   Other Information.                                                  11

Item 6.    Exhibits and Reports on Form 8-K.                                  11

Signatures                                                                    12

                                  ADVO, Inc.
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)

                                                              December 30,             September 30,
ASSETS                                                            2000                      2000
                                                              ------------             -------------
Current assets:
    Cash and cash equivalents                                  $    11,481               $     6,003
    Accounts receivable, net                                       111,872                   114,093
    Inventories                                                      2,940                     3,025
    Prepaid expenses and other current assets                        6,155                     6,192
    Investment in deferred compensation plan                        13,894                    14,546
    Deferred income taxes                                           10,352                    10,457
                                                               -----------               -----------
        Total current assets                                       156,694                   154,316

Property, plant and equipment                                      239,256                   231,980
Less accumulated depreciation and amortization                    (124,317)                 (120,449)
                                                               -----------               -----------
  Net property, plant and equipment                                114,939                   111,531
Other assets                                                        29,507                    23,330
                                                               -----------               -----------
  TOTAL ASSETS                                                 $   301,140                $  289,177
                                                               ===========               ===========

LIABILITIES
Current liabilities:
    Current portion of long-term debt                          $    10,000               $    10,000
    Notes payable - short term                                       2,315                        --
    Accounts payable                                                33,470                    43,674
    Accrued compensation and benefits                               23,352                    27,230
    Deferred compensation plan                                      13,894                    14,546
    Other current liabilities                                       47,615                    43,649
                                                               -----------               -----------
        Total current liabilities                                  130,646                   139,099

Long-term debt                                                     184,000                   180,000
Notes payable - long term                                            1,715                        --
Deferred income taxes                                                6,114                     5,800
Other liabilities                                                    4,863                     4,850

STOCKHOLDERS' DEFICIENCY
Series A Convertible preferred stock,
    $.01 par value (Authorized 5,000,000
    shares, none issued)                                                --                        --
Common stock, $.01 par value (Authorized
    40,000,000 shares, issued 30,101,578
    and 29,908,609 shares, respectively)                               301                       299
Additional paid-in capital                                         190,538                   185,949
Accumulated deficit                                                (16,726)                  (31,671)
                                                               -----------               -----------
                                                                   174,113                   154,577
Less common stock held in
    treasury, at cost                                             (197,556)                 (195,149)
Accumulated other comprehensive income (loss)                       (2,755)                       --
                                                               -----------               -----------
Total stockholders' deficiency                                     (26,198)                  (40,572)
                                                               -----------               -----------
TOTAL LIABILITIES & STOCKHOLDERS'
          DEFICIENCY                                           $   301,140               $   289,177
                                                               ===========               ===========

                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)

                                                      Three months ended
                                             ----------------------------------

                                             December 30,          December 25,
                                                 2000                  1999
                                             ------------          ------------

Revenues                                      $   297,541           $   274,203
Costs and expenses:
    Cost of sales                                 213,000               195,021
    Selling, general and
       administrative                              54,970                54,006
    Provision for bad debts                         1,093                 2,236
                                              -----------           -----------
Operating income                                   28,478                22,940

Interest expense                                    4,638                 3,999
Other expense, net                                    119                    63
                                              -----------           -----------
Income before income taxes                         23,721                18,878

Provision for income taxes                          8,777                 6,985
                                              -----------           -----------

Net Income                                    $    14,944           $    11,893
                                              ===========           ===========

Basic earnings per common share               $       .75           $       .58
                                              ===========           ===========

Diluted earnings per common share             $       .73           $       .57
                                              ===========           ===========

Weighted average common shares                     20,027                20,625
Weighted average diluted shares                    20,588                20,774

                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                                                Three months ended
                                                                       -----------------------------------

                                                                        December 30,         December 25,
                                                                            2000                 1999
                                                                       --------------        -------------

Net cash provided (used) by operating activities                       $      13,268         $     (3,647)

Cash flows from investing activities:
   Acquisition of property, plant and equipment                               (7,795)              (3,977)
   Proceeds from disposals of property, plant and equipment                       --                  189
   Acquisitions/joint ventures, net of cash acquired                          (8,255)                  --
                                                                       -------------         ------------

Net cash used by investing activities                                        (16,050)              (3,788)

Cash flows from financing activities:
  Revolving line of credit - net                                               4,000              (23,791)
  Proceeds on long-term borrowings                                                --               30,725
  Increase in note payable - net                                               4,030                   --
  Payment of debt issue costs                                                     --               (2,290)
  Proceeds from exercise of stock options                                      2,637                   98
  Purchase of common stock for treasury                                       (2,407)              (4,631)
                                                                       -------------         ------------

Net cash provided by financing activities                                      8,260                  111
                                                                       -------------         ------------

Increase (decrease) in cash and cash equivalents                               5,478               (7,324)
Cash and cash equivalents at beginning of period                               6,003                9,341
                                                                       -------------         ------------

Cash and cash equivalents at end of period                             $      11,481         $      2,017
                                                                       =============         ============

                            See Accompanying Notes

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended December 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 30, 2000. Certain reclassifications have been made in the fiscal 2000 financial statements to conform with the fiscal 2001 presentation.

2.   Summary of accounting policies

Derivatives and hedging activities
Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138 requires companies to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company's interest rate swap agreements are considered 'effective' under SFAS No. 133 and as a result, changes in the fair value of the agreements are recorded in current assets or liabilities with the offset amount recorded to accumulated other comprehensive income (loss) in stockholders' deficiency.

The Company's existing interest rate swap agreements (derivatives) convert a portion of its floating rate debt to a fixed rate basis through December 2002, thus limiting substantial risk should interest rates fluctuate. In accordance with its credit agreement, at December 30, 2000, $100 million of the Company's outstanding variable rate debt was designated as hedged relating to the interest rate swap agreements. The Company adopted SFAS No 133, as amended, on October 1, 2000 and recorded an unrealized loss of $1.2 million in accumulated other comprehensive income (loss), offsetting the fair value of the swap agreements recorded in other current liabilities.

3.   Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. Comprehensive income was $13.3 million for the quarter ended December 30, 2000 which consisted of net income of $14.9 million and the change in the unrealized loss on the fair value of derivative instruments of $1.6 million.


Accumulated other comprehensive income (loss) at December 30, 2000 consisted of the following:
     Unrealized loss from derivative instruments at adoption
     of SFAS No. 133                                               $ 1.2 million
     Change in the fair value of derivative instruments for
     the first quarter of fiscal 2001                                1.6 million
                                                                   -------------
Total accumulated other comprehensive income (loss)                $ 2.8 million

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.   Acquisition

On November 2, 2000 the Company announced the acquisition of Mail Marketing Systems, Inc., ("MMSI") a privately held direct mail advertising company for $7.3 million, net of $1.7 million cash acquired. The purchase price was comprised of a $5.0 million cash payment and $4.0 million financed by the owner of MMSI. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired company have been included in the consolidated statements of operations from its acquisition date. The acquired assets were recorded at their estimated fair values.

5.   Earnings per share

Basic earnings per share excludes common stock equivalents, such as stock options, and is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as stock options, were exercised.

                                                           Three months ended
                                                  -------------------------------------

                                                  December 30,             December 25,
                                                      2000                     1999
                                                  ------------             ------------

Net income                                        $    14,944               $   11,893
                                                  ===========               ==========

Weighted average common shares                         20,027                   20,625

Effect of dilutive securities:
  Stock options                                           523                      130
  Restricted stock                                         38                       19
                                                   ----------                ----------
Dilutive potential common shares                          561                      149

Weighted average diluted shares                        20,588                   20,774
                                                   ==========                =========

Basic earnings per common share                    $      .75                $     .58
                                                   ==========                =========

Diluted earnings per common share                  $      .73                $     .57
                                                   ==========                =========

6.   Consulting Agreement

The Company recorded a special charge of $2.2 million during the first quarter of the previous year related to the expensing of a long-term consulting agreement with the Company's former Chairman and Chief Executive Officer who was no longer providing services to the Company.

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS
---------------------

REVENUES Revenues for the first quarter ended December 30, 2000 increased $23.3 million or 8.5% over fiscal 2000's first quarter results. The revenue growth was primarily due to increased volume as reflected in the 5.5% growth in shared mail pieces delivered. Also driving the increase was a 7.1% increase in shared mail packages delivered from 738.1 million packages in the prior year to 790.4 million packages delivered in the current year. Contributing to the package growth were additional mailings due to the second in-home date programs in two of the Company's markets, and also increased customer demand during the December holiday season.

As expected, shifts in calendar timing resulted in the inclusion of a seasonally soft final week in the first quarter of fiscal 2001, a week which fell into the Company's second fiscal quarter in the prior year. As a result of this, as well as the additional mailings during the quarter, average pieces per package were
8.55 for the three months ended December 30, 2000, a decrease of 1.5% from the same period in the prior year.

Also driving the first quarter increase in revenues was a 2.0% growth in revenue per piece, from $39.25 for the first quarter of prior year to $40.05 for the first quarter of the current year. In addition, favorable revenue growth from MailCoups, the Company's targeted coupon distributor and the Company's A.N.N.E. (ADVO National Network Extension) brokered distribution program also contributed to the increase in revenues for the first quarter of fiscal 2001. Furthermore, the first quarter of fiscal 2001 included revenues from the Company's acquisition of Mail Marketing Systems, Inc., ("MMSI"), a privately held direct mail advertising company acquired during the quarter.

OPERATING EXPENSES Cost of sales as a percentage of revenues increased slightly,
0.5 percentage points, from 71.1% during the first quarter of fiscal 2000 to 71.6% during the first quarter of fiscal 2001. In absolute terms cost of sales increased $18.0 million for the quarter ended December 30, 2000 over the comparable period in the prior year. The increase in cost of sales was mainly attributable to higher postage costs as a result of the 7.1% volume growth in the number of shared mail packages delivered. Print costs, which are another component of cost of sales, also increased for the first quarter of fiscal 2001 due to higher turnkey product revenue and moderately higher paper prices.

Subsequent to the end of the first quarter, on January 7, 2001, new postage rates became effective. The new rates represent a 3.5% increase in the Company's core shared mail piece rate. The Company expects its preplanning activities in the past months will result in a full pass-through of the new rate increase.

Selling, general and administrative costs (including the provision for bad debts) were 18.8% of revenue for the first quarter of fiscal 2001, a decrease of
1.7 percentage points over the same quarter of the prior year. Excluding the $2.2 million charge related to the expensing of a long-term consulting agreement with the Company's former Chairman and Chief Executive Officer recorded in the first quarter of the prior year, selling general and administrative costs would have decreased 0.9 percentage points over fiscal 2000 costs.

In absolute terms, selling, general and administrative costs (including the provision for bad debts) for the first quarter of fiscal 2001 decreased $0.2 million over the first quarter of fiscal 2000. Excluding the $2.2 million charge recorded in the prior year, selling, general and administrative costs would have increased $2.0 million over prior year's first quarter. This $2.0 million increase is due to higher commission expense as a result of the revenue growth partially, offset by lower bad debt expense.

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

OPERATING INCOME The above activity resulted in the Company reporting an increase of $5.5 million, or 24.1%, in operating income for the first quarter of fiscal 2001 when compared to the same period in the prior year. Operating income as a percentage of revenue improved to 9.6%, representing an increase of 1.2 percentage points versus prior year's first quarter.

INTEREST EXPENSE Interest expense increased $0.6 million for the first quarter of fiscal 2001 over the first quarter of fiscal 2000. The increase was due to higher interest rates under the renegotiated credit agreement, which was signed during the latter part of the first quarter of fiscal 2000.

INCOME TAXES The effective income tax rate for the three months ended December 30, 2000 and December 25, 1999 was approximately 37% for both periods.

EARNINGS PER SHARE Diluted earnings per share increased $.16, or 28.1%, over the prior year period from $.57 to $.73 for the quarter ended December 30, 2000. This increase was principally reflective of the Company's improved earnings. Excluding the one-time charge recorded in the prior year, diluted earnings per share would have increased $.09.

FINANCIAL CONDITION
-------------------

Working capital increased $10.8 million from September 30, 2000 to December 30, 2000. The change in working capital resulted from a $2.4 million increase in current assets and an $8.4 million decrease in current liabilities. The change in current assets was primarily attributable to a higher ending cash balance at the end of December versus the end of September, offset by a decrease in accounts receivable. The decrease in accounts receivable was achieved despite the Company's continued revenue growth.

The decrease in current liabilities associated with the working capital change was primarily attributable to the decrease in accounts payable due to the seasonal timing of vendor payments, and a decrease in accrued compensation and benefits due to the incentive compensation payout in fiscal 2001 which was related to fiscal 2000. Offsetting these decreases were increases in taxes payable associated with the Company's improved year to date earnings and timing of payments.

The working capital ratio increased from 1.11 at September 30, 2000 to 1.20 at December 30, 2000.

Stockholders' deficiency decreased $14.4 million to a net deficiency of $26.2 million at December 30, 2000 from $40.6 million at September 30, 2000. The decrease in net deficiency was primarily the result of the Company's net income of $14.9 million for the first quarter of fiscal 2001, $4.7 million of stock/option related transactions by associates, offset by treasury stock purchases of $2.4 million. The treasury stock purchases consisted of $1.6 million made on the open market associated with the Company's buyback program and $0.8 million pursuant to elections by employees to satisfy withholding requirements under the Company's restricted stock and stock option plans. In addition, the Company recorded an unrealized loss of $2.8 million to accumulated other comprehensive income (loss) related to the adoption of SFAS No. 133 and the change in fair value of the derivative instruments during the quarter.

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138 requires companies to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company's interest rate swap agreements are considered `effective' under SFAS No. 133 and, as a result changes in the fair value of the agreements are recorded in current assets or liabilities with the offset amount recorded to accumulated other comprehensive income (loss) in stockholders' deficiency.

The Company's existing interest rate swap agreements (derivatives) convert a portion of its floating rate debt to a fixed rate basis through December 2002, thus limiting substantial risk should interest rates fluctuate. In accordance with its credit agreement, at December 30, 2000, $100 million of the Company's outstanding variable rate debt was designated as hedged relating to the interest rate swap agreement. The Company adopted SFAS No 133, as amended, on October 1, 2000 and recorded an unrealized loss of $1.2 million in accumulated other comprehensive income (loss), offsetting the fair value of the swap agreements recorded in other current liabilities.

PROPERTY, PLANT & EQUIPMENT
---------------------------

Property, plant and equipment investments of $7.8 million for the quarter ended December 30, 2000 consisted mainly of capital expenditures for the development of new software for the client management, order fulfillment and order management systems, renovations at certain of the Company's facilities, deployment of computer hardware and the purchase of computerized mail sorters (Alphaliners) for the Company's production facilities. The Company expects its capital expenditure plan for the entire year to be approximately $39.0 million.

LIQUIDITY
---------

The Company's main source of liquidity continues to be funds generated from operating activities. In addition, the Company has available unused credit commitments of $99.4 million which may be used to fund working capital.

The net cash provided by operating activities for the three months ended December 30, 2000 was $13.3 million versus $3.6 million net cash used for operating activities for the same period of the prior year. The year over year increase was the result of improved operating results and changes in accounts receivable, accounts payable, accrued compensation and benefits and other current liabilities.

The overall increase in cash and cash equivalents of $5.5 million for the quarter ended December 30, 2000 was comprised of net cash provided by operating activities of $13.3 million and net financing activities of $8.3 million offset by investing activities of $16.1 million.

Investing activities consisted of $7.8 million for the capital expenditures detailed above and $8.3 million, net of cash acquired, for acquisitions and joint ventures made during the quarter. During the first quarter of fiscal 2001, the Company announced the acquisition of MMSI, a privately held direct mail advertising company for $7.3 million, net of cash acquired. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired company have been included in the consolidated statements of operations from its acquisition date.

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Net cash provided by financing activities included net borrowings of $4.0 million under the Company's renegotiated credit agreement, $4.0 million of a note payable incurred with the acquisition of MMSI and $2.6 million of proceeds from option exercises under the Company's stock option plan offset by treasury stock purchases of $2.4 million.

FINANCING ARRANGEMENTS
----------------------

The Company maintains a credit agreement which provides for total credit facilities of $300 million, consisting of a $135 million term loan and a $165 million revolving line of credit. At December 30, 2000 there was $194.0 million of debt outstanding, with $10.0 million classified as current. Although the Company does not a have scheduled principal payment due until March, 2002, the Company's operating cash flow will likely provide the flexibility to pay down approximately $10 million of the debt. The Company anticipates it will be able to meet its long-term debt obligations through funds generated from operations. During January 2001, the Company had net borrowings of $12 million under the revolving line of credit.

Under the terms of the credit agreement, the Company is required to maintain certain financial ratios. In addition, the credit agreement also places restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

The Company's interest expense is sensitive to changes in interest rates. In this regard, changes in interest rates affect the interest paid on its debt. To mitigate the impact of interest rate fluctuations, the Company has historically maintained interest rate swap agreements on notional amounts totaling $100 million which is currently over 50% of its outstanding debt balance.

The Company believes that the interest rate swap agreements limit substantial risk if interest rates should fluctuate. If interest rates should change by 2 percentage points for the remainder of the 2001 fiscal year from those rates in effect at December 30, 2000, assuming no change in the outstanding debt balance and considering the effects of the Company's interest rate swap agreements, interest expense would increase/decrease by approximately $1.4 million. These amounts are determined by considering the hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements. The sensitivity analysis also assumes no changes in the Company's financial structure.

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

                          Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

At the 2001 Annual Meeting of Stockholders of ADVO, Inc. (the "Company"), held on January 18, 2001, the following matters were submitted to a vote of the stockholders.

1. The election of eight Directors to serve until the Annual Meeting of Stockholders in 2002.

2. The approval of an amendment to increase the number of shares of Common Stock issuable under the Company's 1998 Incentive Compensation Plan

3. The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 29, 2001.

Each of the three proposals was approved by the stockholders in its entirety. For a list of the directors elected and the votes cast for and against each of the proposals, reference is made to Exhibit No. 22, Report of Inspector of Election for ADVO, Inc.'s Annual Meeting, attached hereto.

Item 5. Other Information
        -----------------

Subsequent to the quarter ended December 30, 2000, the Company announced the election of John J. Mahoney to its Board of Directors. Board membership is now eight.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a)   Exhibit Index

           Exhibit No.                 Exhibits
           -----------                 --------

               22                      Report of Inspector of Election for
                                       ADVO, Inc.'s Annual Meeting.

               27                      Financial Data Schedule.

     (b)   Reports on Form 8-K
           -------------------

           A report on Form 8-K dated October 10, 2000 was filed by the Company during the quarter ended December 30, 2000. The Form 8-K reported under Item 5 thereof the Company's announcement of a new stock repurchase program for up to
0.9 million shares.

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

                                      ADVO, Inc.

Date: February 12, 2001               By: /s/ JULIE ABRAHAM
      -----------------                   -------------------------------------
                                              Julie  Abraham
                                              Senior Vice President
                                              of Finance and Controller
                                              (Principal Accounting Officer)