Form 10-Q
period 2001-03-31
ADVO INC
filed 2001-05-15
CIK 801622

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001
                               --------------

                                      or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _______


Commission file number 1-11720
                       -------


                                   ADVO, Inc.
              --------------------------------------------------
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

Yes  X    No ___
    ---

As of April 28, 2001 there were 20,341,944 shares of common stock outstanding.

                                  ADVO, Inc.
                           Index to Quarterly Report
                                 on Form 10-Q

                         Quarter Ended March 31, 2001

                        Part I - Financial Information
                        ------------------------------

                                                            Page
                                                            ----
Item 1. Financial Statements (Unaudited).

        Consolidated balance sheets -
            March 31, 2001 and September 30, 2000.            2

        Consolidated statements of operations -
            Six months and three months ended
            March 31, 2001 and March 25, 2000.                3

        Consolidated statements of cash flows -
            Six months ended March 31, 2001
            and March 25, 2000.                               4

        Notes to consolidated financial statements.           5

Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations.                                       8

Item 3. Quantitative and Qualitative Disclosures
            about Market Risk                                11

                        Part II - Other Information
                        ---------------------------

Item 5. Other Information.                                   12

Item 6. Exhibits and Reports on Form 8-K.                    12

Signatures                                                   13

                                  ADVO, Inc.
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)

                                                 March  31,     September 30,
ASSETS                                             2001             2000
                                                 ----------     -------------
Current assets:
     Cash and cash equivalents                   $   4,195        $   6,003
     Accounts receivable, net                      116,729          114,093
     Other current assets                            8,590            9,217
     Investment in deferred compensation plan       13,466           14,546
     Deferred income taxes                           9,843           10,457
                                                 ---------        ---------
        Total current assets                       152,823          154,316

Property, plant and equipment                      239,896          231,980
Less accumulated depreciation and amortization    (121,312)        (120,449)
                                                 ---------        ---------
  Net property, plant and equipment                118,584          111,531
Other assets                                        28,727           23,330
                                                 ---------        ---------
TOTAL ASSETS                                     $ 300,134        $ 289,177
                                                 =========        =========

LIABILITIES
Current liabilities:
     Current portion of long-term debt           $   3,750        $  10,000
     Notes payable - short term                      2,315               --
     Accounts payable                               35,065           43,674
     Accrued compensation and benefits              17,028           27,230
     Deferred compensation plan                     13,466           14,546
     Other current liabilities                      38,084           43,649
                                                 ---------        ---------
        Total current liabilities                  109,708          139,099

Long-term debt                                     192,250          180,000
Notes payable - long term                            1,715               --
Deferred income taxes                                6,927            5,800
Other liabilities                                    4,863            4,850

STOCKHOLDERS' DEFICIENCY
Series A Convertible preferred stock,
    $.01 par value (Authorized 5,000,000
    shares, none issued)                                --               --
Common stock, $.01 par value (Authorized
    40,000,000 shares, issued 30,298,108
    and 29,908,609 shares, respectively)               303              299
Additional paid-in capital                         195,279          185,949
Accumulated deficit                                 (7,480)         (31,671)
                                                 ---------        ---------
                                                   188,102          154,577
Less common stock held in
    treasury, at cost                             (199,124)        (195,149)
Accumulated other comprehensive income (loss)       (4,307)              --
                                                 ---------        ---------
Total stockholders' deficiency                     (15,329)         (40,572)
                                                 ---------        ---------
TOTAL LIABILITIES & STOCKHOLDERS'
    DEFICIENCY                                   $ 300,134        $ 289,177
                                                 =========        =========

                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)

                                         Six months ended          Three months ended
                                      -----------------------    -----------------------

                                      March 31,     March 25,    March 31,     March 25,
                                        2001          2000         2001          2000
                                      ---------     ---------    ---------     ---------
Revenues                               $569,324      $536,576     $271,783      $262,373
Costs and expenses:
    Cost of sales                       413,346       385,294      200,346       190,273
     Selling, general and
       administrative                   105,164       105,595       50,194        51,589
    Provision for bad debts               3,017         4,484        1,924         2,248
                                       --------      --------     --------      --------
Operating income                         47,797        41,203       19,319        18,263

Interest expense                          9,177         8,796        4,538         4,797
Other expense, net                          221           147          103            84
                                       --------      --------     --------      --------
Income before income taxes               38,399        32,260       14,678        13,382

Provision for income taxes               14,208        11,936        5,431         4,951
                                       --------      --------     --------      --------

Net Income                             $ 24,191      $ 20,324     $  9,247      $  8,431
                                       ========      ========     ========      ========


Basic earnings per share               $   1.20      $    .99     $    .46      $    .41
                                       ========      ========     ========      ========

Diluted earnings per share             $   1.17      $    .98     $    .45      $    .41
                                       ========      ========     ========      ========


 Weighted average common shares          20,105        20,497       20,183        20,369
 Weighted average diluted shares         20,650        20,741       20,713        20,707

                            See Accompanying Notes.

                                  ADVO, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                                 Six months ended
                                                               ---------------------
                                                               March 31,   March 25,
                                                                 2001        2000
                                                               ---------   ---------
Net cash provided by operating activities                      $ 14,674    $ 23,076

Cash flows from investing activities:
   Acquisition of property, plant and equipment                 (17,875)    (12,630)
   Proceeds from disposals of property, plant and equipment          71         203
   Acquisitions/joint ventures, net of cash acquired             (9,255)       (250)
                                                               --------    --------

Net cash used by investing activities                           (27,059)    (12,677)

Cash flows from financing activities:
  Revolving line of credit - net                                  6,000     (23,291)
  Proceeds from long-term debt                                       --      30,725
  Increase in note payable                                        4,030          --
  Payment of debt issue costs                                        --      (2,290)
  Proceeds from exercise of stock options                         4,523         583
  Purchase of common stock for treasury                          (3,976)    (16,676)
                                                               --------    --------

Net cash provided (used) by financing activities                 10,577     (10,949)
                                                               --------    --------

Decrease in cash and cash equivalents                            (1,808)       (550)
Cash and cash equivalents at beginning of period                  6,003       9,341
                                                               --------    --------

Cash and cash equivalents at end of period                     $  4,195    $  8,791
                                                               ========    ========


Noncash financing activities:
Increase in liabilities - fair value of interest rate
      swap agreements                                          $  4,307    $     --

                            See Accompanying Notes.

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 30, 2000. Certain reclassifications have been made in the fiscal 2000 financial statements to conform with the fiscal 2001 presentation.

2. Summary of accounting policies

Derivatives and hedging activities

Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, requires companies to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company's interest rate swap agreements are considered 'effective' under SFAS No. 133 and, as a result, changes in the fair value of the agreements are recorded in current assets or liabilities with the offset amount recorded to accumulated other comprehensive income (loss) in stockholders' deficiency.

The Company's existing interest rate swap agreements (derivatives) convert a portion of its floating rate debt to a fixed rate basis through December 2002, thus limiting substantial risk should interest rates fluctuate. In accordance with its credit agreement, at March 31, 2001, $100 million of the Company's outstanding variable rate debt was designated as hedged relating to the interest rate swap agreements. The Company adopted SFAS No 133, as amended, on October 1, 2000 and recorded an unrealized loss of $1.2 million in accumulated other comprehensive income (loss), offsetting the fair value of the swap agreements recorded in other current liabilities.

3. Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. Comprehensive income was $7.7 million for the quarter ended March 31, 2001 which consisted of net income of $9.2 million and the change in the unrealized loss on the fair value of derivative instruments of $1.5 million. For the year to date period ended March 31, 2001, comprehensive income was $21.1 million, which consisted of net income of $24.2 million and the change in the unrealized loss on the fair value of derivative instruments of $3.1 million

Accumulated other comprehensive income (loss) at March 31, 2001 consisted of the following:
     Unrealized loss from derivative instruments at adoption of SFAS No. 133               $   (1.2) million
     Change in the fair value of derivative instruments for the year to date
       period ended March 31, 2001                                                             (3.1) million
                                                                                               -------------
Total accumulated other comprehensive income (loss)                                        $   (4.3) million

                                  ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. Acquisition

During the first quarter of fiscal 2001 the Company announced the acquisition of Mail Marketing Systems, Inc., ("MMSI") a privately held direct mail advertising company for $7.3 million, net of $1.7 million cash acquired. The purchase price was comprised of a $5.0 million cash payment and $4.0 million financed by the owner of MMSI. In addition, during the second quarter of fiscal 2001 the Company paid an additional $1.0 million to MMSI for contingent consideration in connection with the acquisition. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired company have been included in the consolidated statements of operations from its acquisition date. The acquired assets were recorded at their estimated fair values. The acquisition did not have a material pro forma effect on operations for periods prior to the acquisition.

5. Earnings per share

Basic earnings per share excludes common stock equivalents, such as stock options, and is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as stock options, were exercised.

                                                           Six months ended                   Three months ended
                                                    ------------------------------        -------------------------
                                                     March 31,           March 25,        March 31,       March 25,
                                                       2001                 2000            2001            2000
                                                    -----------          ---------        ---------       ---------
Net income                                          $    24,191          $  20,324        $   9,247       $   8,431


Weighted average common shares                           20,105             20,497           20,183          20,369

Effect of dilutive securities:
  Stock options                                             508                217              494             303
  Restricted stock                                           37                 27               36              35
                                                    -----------          ---------        ---------       ---------
Dilutive potential common shares                            545                244              530             338


Weighted average diluted shares                          20,650             20,741           20,713          20,707
                                                    ===========          =========        =========       =========

Basic earnings per share                            $      1.20          $     .99        $     .46       $     .41
                                                    ===========          =========        =========       =========

Diluted earnings per share                          $      1.17          $     .98        $     .45       $     .41
                                                    ===========          =========        =========      ==========

6. Consulting Agreement

The Company recorded a special charge of $2.2 million during the first quarter of the previous year related to the expensing of a long-term consulting agreement with the Company's former Chairman and Chief Executive Officer who was no longer providing services to the Company.

                                   ADVO, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


7. Subsequent Events

Subsequent to the end of the second quarter of the current fiscal year, the Company announced on April 19, 2001, the acquisition of New Jersey Shoppers Guide for approximately $4.9 million. The acquisition will be accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired company will be included in the consolidated statements of operations from its acquisition date. The acquired assets will be recorded at their estimated fair values.

In addition, on April 19, 2001, subsequent to the end of the second quarter, the Company announced that Beth Bronner had resigned as President and Chief Operating Officer to explore other opportunities. As a result of a pre-existing contractual agreement, the Company will record a charge of approximately $1.9 million during the third quarter of fiscal 2001.

                               ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS
---------------------

REVENUES For the second quarter ended March 31, 2001, revenues were $271.8 million representing a 3.6% increase over the second quarter of the prior fiscal year. Pricing gains resulting in 4.0% growth in revenue per thousand pieces to $38.66 for the second quarter of fiscal 2001 from $37.16 for the comparable prior year period contributed to the revenue increase for the quarter. The increase in revenue per thousand pieces was, in part, the result of the postal rate increase effective in January 2001. Shared mailed package growth, a 3.6% increase over fiscal 2000's second quarter, also contributed favorably to the revenue growth for the second quarter of fiscal 2001. Partially offsetting the revenue growth were volume decreases in the Company's core shared mail products as demonstrated by the decrease in average pieces per package from 8.37 pieces for the second quarter of fiscal 2000 to 7.90 pieces for the current fiscal quarter. This decrease was primarily due to shortfalls against revenue opportunities in the Company's medium-sized local and regional client segment, a reflection of the caution these clients are exhibiting because of the current economic uncertainties.

For the year-to-date period ended March 31, 2001, the Company's revenues grew $32.7 million or 6.1% to $569.3 million over the same prior year period, primarily driven by pricing and volume gains. Pricing gains were illustrated by the 3.0% increase in revenue per thousand pieces to $39.33 for the six month period ended March 31, 2001 from $38.19 for the same period of the prior year. The strong volume gains during the first quarter of fiscal 2001 were offset in part by the volume declines experienced in the second quarter of fiscal 2001. As a result, on a year-to-date basis, total shared mail pieces increased 1.6%. Total shared mail packages delivered grew 5.3% for the first half of fiscal 2001 over the same period of the prior year. Contributing to the package growth for both the three and six month periods ended March 31, 2001 were additional mailings due to the second in-home date programs in two of the Company's markets.

The revenue associated with the Company's A.N.N.E. (ADVO National Network Extension) brokered distribution program contributed substantially to the revenue growth for the second quarter and first half of fiscal 2001. In addition, revenues for both the three and six month periods ended March 31, 2001 were favorably impacted by increased revenues from MailCoups, the Company's targeted coupon distributor which utilizes an envelope format and also the Company's acquisition of Mail Marketing Systems, Inc. ("MMSI"), a privately held direct mail advertising company acquired during the first quarter of fiscal 2001.

OPERATING EXPENSES Cost of sales as a percentage of revenue increased 1.2 percentage points to 73.7% for the three months ended March 31, 2001, and increased 0.8 percentage points to 72.6% for the six month year-to-date period when compared to the same periods in the prior year. These increases were primarily due to higher underweight postage costs. Offsetting these increases to a degree were continued improvements and efficiencies in the branch operations of the Company.

In absolute terms, cost of sales for the three and six months ended March 31, 2001 increased $10.1 million and $28.1 million, respectively, over the same periods of the prior year. These increases were mainly attributable to higher postage costs as a result of the postal rate increase, higher printing and paper costs and increased delivery costs incurred as a result of increased revenues associated with A.N.N.E. On a year-to-date basis, the increase in cost of sales also reflected higher postage costs as a result of the volume growth in the number of shared mail packages delivered.

                                  ADVO, Inc.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Selling, general and administrative expenses, including the provision for bad debts, as a percentage of revenue decreased slightly to 19.2% and 19.0% for the quarter and six months ended March 31, 2001, respectively, as compared to the prior year periods. The second quarter and first half of fiscal 2001 experienced absolute decreases of $1.7 million and $1.9 million, respectively in selling, general and administrative costs when compared to the same periods of fiscal 2000. These decreases were the result of lower compensation related expenses and lower bad debt expense offset by higher commission expense as a result of the revenue growth. Excluding the $2.2 million charge related to the expensing of a long-term consulting agreement with the Company's former Chairman and Chief Executive Officer recorded in the first quarter of the prior year, selling, general and administrative costs for the year-to-date period would have increased $0.3 million over fiscal 2000 costs.

OPERATING INCOME For the second quarter of fiscal 2001, the Company reported operating income of $19.3 million, representing a 5.8% increase over the second quarter of fiscal 2000. For the first half of fiscal 2001, operating income was $47.8 million, representing a $6.6 million or 16.0% increase over the first half of fiscal 2000. As a percent of revenue, operating income was 7.1% for the second quarter and 8.4% for the first six months of fiscal 2001, when compared to 7.0% and 7.7%, respectively, for the same periods of the prior fiscal year.

INTEREST EXPENSE Interest expense decreased $0.3 million for the three month period and increased $0.4 million for the six month period ended March 31, 2001, respectively.

INCOME TAXES The effective income tax rate was 37% for both the three and six months ended March 31, 2001 and March 25, 2000.

EARNINGS PER SHARE Diluted earnings per share increased 9.8% to $0.45 for the second quarter of fiscal 2001 and increased 19.4% to $1.17 for the six months ended March 31, 2001. This increase was the result of the Company's improved earnings.

FINANCIAL CONDITION
-------------------

The working capital ratio was 1.39 at March 31, 2001 versus 1.11 at September 30, 2000. Overall, working capital increased $27.9 million from September 30, 2000. The increase in working capital from the end of the prior fiscal year was primarily related to the $29.4 million decrease in current liabilities which was mostly comprised of the following: a decrease in accounts payable due to the seasonal timing of vendor payments; a decrease in accrued compensation and benefits due to the fiscal 2000 incentive compensation payout which occurred in fiscal 2001; and a decrease in the current portion of long-term debt due to scheduled principal payments within the next year.

Stockholders' deficiency decreased $25.2 million to a net deficiency of $15.3 million at March 31, 2001. The decrease in net deficiency was primarily the result of the Company's net income of $24.2 million and $9.3 million of stock/option related transactions by associates, offset by treasury stock purchases of $4.0 million. The treasury stock purchases consisted of $1.6 million made on the open market associated with the Company's buyback program and $2.4 million pursuant to elections by employees to satisfy withholding requirements under the Company's restricted stock and stock option plans. In addition, the Company recorded an unrealized loss of $4.3 million to accumulated other comprehensive income (loss) related to the adoption of SFAS No. 133 and the change in fair value of the derivative instruments during the first half of fiscal 2001.

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, requires companies to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company's interest rate swap agreements are considered 'effective' under SFAS No. 133 and, as a result changes in the fair value of the agreements are recorded in current assets or liabilities with the offset amount recorded to accumulated other comprehensive income (loss) in stockholders' deficiency.

The Company's existing interest rate swap agreements (derivatives) convert a portion of its floating rate debt to a fixed rate basis through December 2002, thus limiting substantial risk should interest rates fluctuate. In accordance with its credit agreement, at March 31, 2001, $100 million of the Company's outstanding variable rate debt was designated as hedged relating to the interest rate swap agreement. The Company adopted SFAS No 133, as amended, on October 1, 2000 and recorded an unrealized loss of $1.2 million in accumulated other comprehensive income (loss), offsetting the fair value of the swap agreements recorded in other current liabilities.

PROPERTY, PLANT AND EQUIPMENT
-----------------------------

Property, plant and equipment investments were $17.9 million for the six-month period ended March 31, 2001. These capital expenditures consisted mainly of software development for the client management, order fulfillment and order management systems, the purchase of computerized mail sorters (Alphaliners) for the Company's production facilities, renovations at certain of the Company's facilities and deployment of computer hardware. The Company expects its capital expenditures for the entire year to be approximately $37.0 million.

LIQUIDITY
---------

The Company's main source of liquidity continues to be funds generated from operating activities. In addition, the Company has available unused credit commitments of $97.4 million that may be used to fund operating activities.

The net cash provided by operating activities for the six months ended March 31, 2001 was $14.7 million versus $23.1 million for the six months ended March 25, 2000. The year over year decrease was due to changes in accounts receivable, accounts payable, accrued compensation and benefits, customer advances, other current liabilities and taxes payable.

Cash and cash equivalents decreased $1.8 million to $4.2 million at March 31, 2001. Contributing to the decrease was $27.1 million of investing activities offset by cash provided by operating activities of $14.7 million and financing activities of $10.6 million.

Investing activities primarily consisted of $17.9 million for the capital expenditures detailed above and $9.3 million, net of cash acquired, for acquisitions and joint ventures made during the half of fiscal 2001. During the first quarter of fiscal 2001, the Company announced the acquisition of MMSI, a privately held direct mail advertising company for $7.3 million, net of cash acquired. In addition, during the second quarter of fiscal 2001 the Company paid an additional $1.0 million to MMSI for contingent consideration in connection with the acquisition. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired company have been included in the consolidated statements of operations from its acquisition date.

                                  ADVO, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Net cash provided by financing activities included net borrowings of $6.0 million under the Company's renegotiated credit agreement, $4.0 million of a note payable incurred with the acquisition of MMSI and $4.5 million of proceeds from option exercises under the Company's stock option plan offset by treasury stock purchases of $4.0 million.

FINANCING ARRANGEMENTS
----------------------

The Company maintains a credit agreement which provides for total credit facilities of $300 million, consisting of a $135 million term loan and a $165 million revolving line of credit. At March 31, 2001 there was $196.0 million of debt outstanding, with $3.8 million classified as current which represents the Company's scheduled principal payment due in March, 2002. The Company anticipates it will be able to meet its long-term debt obligations through funds generated from operations. During April 2001 the Company borrowed an additional $18.0 million under the revolving line of credit.

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

The Company believes that the interest rate swap agreements limit substantial risk if interest rates should fluctuate. If interest rates should change by 2 percentage points for the remainder of the 2001 fiscal year from those rates in effect at March 31, 2001, assuming no change in the outstanding debt balance and considering the effects of the Company's interest rate swap agreements, interest expense would increase/decrease by approximately $1.0 million.

SUBSEQUENT EVENTS
-----------------

Subsequent to the end of the second quarter of the current fiscal year, the Company announced on April 19, 2001, the acquisition of New Jersey Shoppers Guide for approximately $4.9 million. The acquisition will be accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired company will be included in the consolidated statements of operations from its acquisition date. The acquired assets will be recorded at their estimated fair values.

In addition, on April 19, 2001, subsequent to the end of the second quarter, the Company announced that Beth Bronner had resigned as President and Chief Operating Officer to explore other opportunities. As a result of a pre-existing contractual agreement, the Company will record a charge of approximately $1.9 million during the third quarter of fiscal 2001.

FORWARD LOOKING STATEMENTS
--------------------------

Except for the historical information stated herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties which could cause the Company's actual results to differ materially from those in the forward looking statements. Such risks and uncertainties include but are not limited to: changes in customer demand and pricing; the possibility of consolidation throughout the retail sector; the impact of economic conditions on retail advertising spending; postal and paper prices; possible governmental regulation or legislation affecting aspects of the Company's business; the efficiencies achieved with technology upgrades; the amount of shares the Company will purchase in the future under its buyback program; fluctuations in interest rates related to the outstanding debt and other general economic factors.



                          Part II - Other Information

Item 5.   Other Information
          -----------------

     On April 19, 2001, subsequent to the end of the second quarter, the Company announced that Beth Bronner had resigned as President and Chief Operating Officer to explore other opportunities. As a result of a pre-existing contractual agreement, the Company will record a charge of approximately $1.9 million during the third quarter of fiscal 2001.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

     (a)  Exhibit Index

          Exhibit No.         Exhibits
          ----------          --------

              10 Agreement dated April 24, 2001 between ADVO, Inc. and Beth Bronner. *


           * Management contract or compensatory plan required to be filed as an exhibit.

     (b)  Reports on Form 8-K
          -------------------

     No report on Form 8-K was filed by the Company with respect to the quarter ended March 31, 2001.

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


                                   ADVO, Inc.




Date: May 15, 2001                 By: /s/ JULIE ABRAHAM
      ------------                    -------------------------------------
                                           Julie Abraham
                                           Senior Vice President
                                           of Finance and Controller
                                           (Principal Accounting Officer)