Form 10-Q
period 2001-06-30
ADVO INC
filed 2001-08-13
CIK 801622

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549




(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2001
                               -------------

                                     or

( )    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from  __________________ to _________________

Commission file number 1-11720
                       -------


                                  ADVO, INC.
         ------------------------------------------------------------
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

As of July 28, 2001 there were 20,331,423 shares of common stock outstanding.

                                  ADVO, INC.
                           INDEX TO QUARTERLY REPORT
                                 ON FORM 10-Q

                          QUARTER ENDED JUNE 30, 2001


                    Part I - Financial Information              Page
                    ------------------------------              ----
Item 1.  Financial Statements (Unaudited).

         Consolidated balance sheets -
           June 30, 2001 and September 30, 2000.                  2

         Consolidated statements of operations -
           Nine months and three months ended
           June 30, 2001 and June 24, 2000.                       3

         Consolidated statements of cash flows -
           Nine months ended June 30, 2001
           and June 24, 2000.                                     4

         Notes to consolidated financial statements.              5

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations.                                              8

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                       11


                   Part II - Other Information
                   ---------------------------


Item 6.  Exhibits and Reports on Form 8-K.                       12

Signatures                                                       13

                                  ADVO, INC.
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)

                                                   June 30,      September 30,
                                                     2001           2000
                                                  ---------       ---------
ASSETS
Current assets:
     Cash and cash equivalents                    $  16,645       $   6,003
     Accounts receivable, net                       111,848         114,093
     Other current assets                             9,093           7,515
     Investment in deferred compensation plan        13,381          14,546
     Deferred income taxes                            9,700          10,457
                                                  ---------       ---------
        Total current assets                        160,667         152,614

Property, plant and equipment                       244,526         233,682
Less accumulated depreciation and amortization     (126,207)       (120,449)
                                                  ---------       ---------
  Net property, plant and equipment                 118,319         113,233
Other assets                                         32,392          23,330
                                                  ---------       ---------
TOTAL ASSETS                                      $ 311,378       $ 289,177
                                                  =========       =========

LIABILITIES
Current liabilities:
     Current portion of long-term debt            $   7,500       $  10,000
     Notes payable - short term                       2,390              --
     Accounts payable                                31,516          43,674
     Accrued compensation and benefits               21,818          27,230
     Deferred compensation plan                      13,381          14,546
     Other current liabilities                       40,892          43,649
                                                  ---------       ---------
        Total current liabilities                   117,497         139,099

Long-term debt                                      183,500         180,000
Notes payable - long term                             1,715              --
Deferred income taxes                                 6,858           5,800
Other liabilities                                     4,863           4,850

STOCKHOLDERS' DEFICIENCY
Series A Convertible preferred stock,
  $.01 par value (Authorized 5,000,000
  shares, none issued)                                   --              --
Common stock, $.01 par value (Authorized
  40,000,000 shares, issued 30,285,748
  and 29,908,609 shares, respectively)                  303             299
Additional paid-in capital                          195,877         185,949
Accumulated earnings (deficit)                        4,894         (31,671)
                                                  ---------       ---------
                                                    201,074         154,577
Less common stock held in
  treasury, at cost                                (200,102)       (195,149)
Accumulated other comprehensive income (loss)        (4,027)             --
                                                  ---------       ---------
Total stockholders' deficiency                       (3,055)        (40,572)
                                                  ---------       ---------
TOTAL LIABILITIES & STOCKHOLDERS'
          DEFICIENCY                              $ 311,378       $ 289,177
                                                  =========       =========

                            See Accompanying Notes.

                                  ADVO, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In thousands, except per share data)


                                Nine months ended   Three months ended
                               -------------------  ------------------
                                June 30,   June 24,  June 30,  June 24,
                                  2001      2000      2001      2000
                                --------  --------  --------  --------
REVENUES                        $851,083  $832,392  $281,759  $295,816
Costs and expenses:
    Cost of sales                615,918   593,094   202,572   207,800
    Selling, general and
     administrative              158,824   163,348    53,660    57,754
    Provision for bad debts        4,471     6,591     1,454     2,107
                                --------  --------  --------  --------
OPERATING INCOME                  71,870    69,359    24,073    28,155

Interest expense                  13,426    13,515     4,249     4,719
Other expense, net                   406       196       185        49
                                --------  --------  --------  --------
Income before income taxes        58,038    55,648    19,639    23,387

Provision for income taxes        21,474    20,590     7,266     8,653
                                --------  --------  --------  --------

NET INCOME                      $ 36,564  $ 35,058  $ 12,373  $ 14,734
                                ========  ========  ========  ========

BASIC EARNINGS PER SHARE        $   1.81  $   1.72  $    .61  $    .73
                                ========  ========  ========  ========

DILUTED EARNINGS PER SHARE      $   1.77  $   1.69  $    .60  $    .71
                                ========  ========  ========  ========


Weighted average common shares    20,151    20,367    20,242    20,178
Weighted average diluted shares   20,629    20,714    20,585    20,694

                            See Accompanying Notes.

                                   ADVO, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                             Nine  months ended
                                                             ------------------
                                                             June 30,   June 24,
                                                               2001      2000
                                                            ---------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   $ 42,948   $ 42,762


Cash flows from investing activities:
  Acquisition of property, plant and equipment               (22,958)   (24,661)
  Proceeds from disposals of property, plant and equipment        71        226
  Acquisitions/joint ventures, net of cash acquired          (14,303)    (1,250)
                                                            --------   --------

NET CASH USED BY INVESTING ACTIVITIES                        (37,190)   (25,685)


Cash flows from financing activities:
  Revolving line of credit - net                               1,000    (32,791)
  Proceeds from long-term debt                                    --     30,725
  Increase in note payable                                     4,105         --
  Payment of debt issue costs                                     --     (2,290)
  Proceeds from exercise of stock options                      4,733      3,274
  Purchase of common stock for treasury                       (4,954)   (18,259)
                                                            --------   --------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               4,884    (19,341)
                                                            --------   --------

Increase (decrease) in cash and cash equivalents              10,642     (2,264)

Cash and cash equivalents at beginning of period               6,003      9,341
                                                            --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 16,645   $  7,077
                                                            ========   ========

Noncash activities:
Increase in liabilities - fair value of interest rate
   swap agreements                                          $  4,027   $     --
Increase in assets - note receivable in sale of business         415         --

                            See Accompanying Notes.

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 30, 2000. Certain reclassifications have been made in the fiscal 2000 financial statements to conform with the fiscal 2001 presentation.

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

The Company's existing interest rate swap agreements (derivatives) convert a portion of its floating rate debt to a fixed rate basis through December 2002, thus limiting substantial risk should interest rates fluctuate. In accordance with its credit agreement, $100 million of the Company's outstanding variable rate debt was designated as hedged relating to the interest rate swap agreements. The Company adopted SFAS No 133, as amended, on October 1, 2000 and recorded an unrealized loss of $1.2 million in accumulated other comprehensive income (loss), offsetting the fair value of the swap agreements recorded in other current liabilities.

Goodwill Amortization

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No's 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

The Company is required to adopt SFAS 142 by fiscal 2003, with early adoption permitted in fiscal 2002. The Company is in the process of determining the impact of these pronouncements on its financial position and results of operations. Currently goodwill amortization is approximately $0.4 million per quarter.

COMPREHENSIVE INCOME

Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. Comprehensive income was $12.7 million for the quarter ended June 30, 2001 which consisted of net income of $12.4 million and the change in the unrealized gain on the fair value of derivative instruments of $0.3 million. For the year to date period ended June 30, 2001, comprehensive income was $33.8 million, which consisted of net income of $36.6 million and the change in the unrealized loss on the fair value of derivative instruments of $2.8 million

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Accumulated other comprehensive income (loss) at June 30, 2001 consisted of the following:

  Unrealized loss from derivative instruments at adoption
   of SFAS No. 133                                          $(1.2) million
  Change in the fair value of derivative instruments for
   the year to date period ended June 30, 2001               (2.8) million
                                                            --------------
Total accumulated other comprehensive income (loss)         $(4.0) million
                                                            ==============


3.  ACQUISITIONS

During the first quarter of fiscal 2001 the Company announced the acquisition of Mail Marketing Systems, Inc., ("MMSI") a privately held direct mail advertising company for $7.3 million, net of $1.7 million cash acquired. The purchase price was comprised of a $5.0 million cash payment and $4.0 million financed by the owner of MMSI. In addition, during the second quarter of fiscal 2001 the Company paid an additional $1.0 million to MMSI for contingent consideration in connection with the acquisition. During the third quarter the Company acquired the New Jersey Shoppers Guide for approximately $4.9 million. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired companies have been included in the consolidated statements of operations from their acquisition date. The acquired assets were recorded at their estimated fair values. The acquisitions did not have a material pro forma effect on operations for periods prior to the acquisitions.

5.  EARNINGS PER SHARE

Basic earnings per share excludes common stock equivalents, such as stock options, and is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as stock options, were exercised.


                                     Nine months ended   Three months ended
                                     -----------------   ------------------
                                     June 30,  June 24,  June 30,  June 24,
                                       2001      2000      2001      2000
                                     -------   -------   -------  --------
Net income                           $36,564   $35,058   $12,373   $14,734


Weighted average common shares        20,151    20,367    20,242    20,178

Effect of dilutive securities:
  Stock options                          443       310       310       459
  Restricted stock                        35        37        33        57
                                     -------   -------   -------   -------
Dilutive potential common shares         478       347       343       516


Weighted average diluted shares       20,629    20,714    20,585    20,694
                                     =======   =======   =======   =======

Basic earnings per share             $  1.81   $  1.72   $   .61   $   .73
                                     =======   =======   =======   =======

Diluted earnings per share           $  1.77   $  1.69   $   .60   $   .71
                                     =======   =======   =======   =======


                                  ADVO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


6.   NON-RECURRING CHARGES

On April 19, 2001, the Company announced that Beth Bronner had resigned as President and Chief Operating Officer to explore other opportunities. As a result of a pre-existing contractual agreement, the Company recorded a pre-tax charge of approximately $1.9 million during the third quarter of fiscal 2001 in selling, general and administrative costs.

During the third quarter of fiscal 2000, the Company recorded a $4.2 million pretax severance charge as the result of the realignment of the sales and marketing functions and supporting areas to better match their resources against the Company's strategic growth opportunities. This charge was recorded in selling, general and administrative costs.

The Company recorded a special pre-tax charge in selling, general and administrative costs of $2.2 million during the first quarter of the previous year related to the expensing of a long-term consulting agreement with the Company's former Chairman and Chief Executive Officer who was no longer providing services to the Company.

                                  ADVO, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS
---------------------

REVENUES     For the third quarter of fiscal 2001, revenues of $281.8 million decreased 4.8% from the comparable period of the prior fiscal year. The decline in revenues was primarily volume related due to shortfalls against revenue opportunities in the Company's medium sized local and regional client segment. Additionally, the timing of a seasonally weak fiscal week at the end of June fell into this year's third quarter, in the previous year it was part of the fourth quarter. These declines were illustrated in the decease in average pieces per package to 8.00 pieces for the third quarter of fiscal 2001 from
8.75 pieces for the same quarter of the prior year. Pieces per package were impacted by June's unfavorable fiscal week timing as well as the dilutive effect of the Company's second in-home date mailings. Shared mail packages delivered increased 2.4% for the third quarter of fiscal 2001 over the comparable prior year period, a result of increases in mailings, as well as, the impact of the second in-home date deliveries.

Offsetting the revenue decrease was pricing gains resulting in a 1.9% growth in revenue per thousand pieces to $39.99 for the three months ended June 30, 2001. The increase in revenue per thousand pieces was, in part, the result of the postal rate increase effective in January 2001. Also offsetting the revenue decline in the third quarter of fiscal 2001 was the revenue associated with the Company's acquisitions of Mail Marketing Systems, Inc. ("MMSI") during the first quarter of fiscal 2001 and the New Jersey Shoppers Guide ("New Jersey Shopper") at the beginning of the third quarter.

Year-to-date revenues through June 30, 2001 increased $18.7 million, or 2.2%, over the same prior year period. Pricing gains were partially offset by volume declines in shared mail products. Revenue per thousand pieces was $39.54 for the nine months ended June 30, 2001, representing a 2.5% increase over the same period in the prior year. Average pieces per package were 8.15 pieces, decreasing 5.2% from the prior year period due to the reasons detailed above. Conversely, the Company's second-in-home date deliveries, along with increased mailings, contributed to the 4.3% increase in shared mail packages delivered to 2,401.3 million packages for the first nine months of fiscal 2001 from 2,301.7 million packages in the prior year.

Also contributing substantially to the growth in year-to-date revenues were increased revenues from MailCoups, the Company's targeted coupon distributor and the growth in the Company's A.N.N.E. (ADVO National Network Extension) brokered distribution program. In addition, year-to-date revenues also included the effect of the revenues associated with the Company's acquisitions of MMSI and the New Jersey Shopper.

OPERATING EXPENSES    Cost of sales as a percentage of revenue increased 1.6
percentage points to 71.9% for the three months ended June 30, 2001 when compared to the same period in the prior year due to underweight postage as a result of the average pieces per package decline. In absolute terms, cost of sales decreased $5.2 million for the three months ended June 30, 2001 due to lower postage, distribution and print costs as a result of the decline in shared mail volume.

For the year-to-date period ended June 30, 2001, cost of sales as a percentage of revenue increased 1.1 percentage points to 72.4% when compared to the same period in the prior year. In absolute terms, cost of sales increased
$22.8 million for the first nine months of fiscal 2001 over the same period in fiscal 2000. The increase was mainly attributable to higher postage costs as a result of the postal rate increase, higher printing and paper costs and increased delivery costs incurred as a result of increased revenues associated with A.N.N.E. and MailCoups. In addition, the increase was affected by the distribution costs related to the operations of MMSI and the New Jersey Shopper. The growth in the number of shared mail packages delivered also contributed to the increase in cost of sales. Partially offsetting these increases to a degree were continued improvements and efficiencies in the branch operations of the Company.

                                   ADVO, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and nine months ended June 30, 2001, selling, general and administrative costs, including the provisions for bad debts, decreased
$4.7 million and $6.6 million, respectively, when compared to the same periods in the prior year. As a percentage of revenue, selling, general and administrative costs also decreased 0.6 and 1.2 percentage points, respectively, for the three and nine months ended June 30, 2001 when compared to the same periods in the prior year. The change in selling, general and administrative costs were due to several items. For the third quarter and year-to-date periods of fiscal 2001, selling general and administrative costs included a $1.9 million charge as a result of a pre-existing contractual agreement with the Company's former President and Chief Operating Officer due to her resignation. For the third quarter of fiscal 2000, selling general and administrative costs included a $4.2 million charge related to the realignment of the sales and marketing areas. In addition, the year-to-date period in the prior year included a $2.2 million charge related to the expensing of a long-term consulting agreement with the Company's former Chairman and Chief Executive Officer. Also contributing to the favorable variance in selling, general and administrative costs for both the quarter and nine month periods were reductions in spending due to increased fixed cost controls and lower incentive wages in the current year when compared to the prior year.

OPERATING INCOME    For the third quarter of fiscal 2001, the Company reported operating income of $24.1 million versus $28.2 million in the third quarter of fiscal 2000. For the first nine months of fiscal 2001, operating income was $71.9 million, representing a $2.5 million or 3.6% increase over the first nine months of fiscal 2000. As a percent of revenue, operating income was 8.5% for the third quarter and 8.4% for the first nine months of fiscal 2001, when compared to 9.5% and 8.3%, respectively, for the same periods of the prior fiscal year.

INTEREST EXPENSE    Interest expense decreased $0.5 million and $0.1 million for the three month period and the nine month period ended June 30, 2001, respectively.

INCOME TAXES    The effective income tax rate was 37% for both the three and nine months ended June 30, 2001 and June 24, 2000.

EARNINGS PER  SHARE    Diluted earnings per share was $.60 for the third quarter
of fiscal 2001 versus $.71 for the same period of the prior year. On a year-to-date basis, diluted earnings per share was $1.77 for the current year, representing a 4.7% increase from $1.69 diluted earnings per share reported in the prior year.

FINANCIAL CONDITION
-------------------

The working capital ratio was 1.37 at June 30, 2001 versus 1.10 at September 30, 2000. Overall, working capital increased $29.7 million from September 30, 2000. The increase in working capital from the end of the prior fiscal year was primarily related to the $21.6 million decrease in current liabilities which was mostly comprised of the following: a decrease in accounts payable due to the seasonal timing of vendor payments; a decrease in accrued compensation and benefits due to the fiscal 2000 incentive compensation payout which occurred in fiscal 2001; and a decrease in the current portion of long-term debt due to scheduled principal payments within the next year. In addition, the $8.1 million increase in current assets also contributed to the increase in working capital. The current assets increase was due to an increase in cash and cash equivalents offset by a decrease in accounts receivable.

Stockholders' deficiency decreased $37.5 million to a net deficiency of $3.1 million at June 30, 2001. The decrease in net deficiency was primarily the result of the Company's net income of $36.6 million and $9.9 million of stock/option related transactions by associates, offset by treasury stock purchases of $5.0 million. The treasury stock purchases consisted of $2.5 million made on the open market associated with the Company's buyback program and $2.5 million pursuant to elections by employees to satisfy withholding requirements under the Company's restricted stock and stock option plans. In addition, the Company recorded an unrealized loss of $4.0 million to accumulated other comprehensive income (loss) related to the adoption of SFAS No. 133 and the change in fair value of the derivative instruments during fiscal 2001.

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

The Company's existing interest rate swap agreements (derivatives) convert a portion of its floating rate debt to a fixed rate basis through December 2002, thus limiting substantial risk should interest rates fluctuate. In accordance with its credit agreement, $100 million of the Company's outstanding variable rate debt was designated as hedged relating to the interest rate swap agreement. The Company adopted SFAS No 133, as amended, on October 1, 2000 and recorded an unrealized loss of $1.2 million in accumulated other comprehensive income
(loss), offsetting the fair value of the swap agreements recorded in other current liabilities.

PROPERTY, PLANT AND EQUIPMENT
-----------------------------

Property, plant and equipment investments were $23.0 million for the nine-month period ended June 30, 2001. These capital expenditures consisted mainly of software development for the client management, order fulfillment and order management systems, the purchase of computerized mail sorters (Alphaliners) for the Company's production facilities, renovations at certain of the Company's facilities and deployment of computer hardware. The Company expects its capital expenditures for the entire year to be approximately between $35.0 million and $38.0 million.

LIQUIDITY
-----------

The Company's main source of liquidity continues to be funds generated from operating activities. In addition, the Company has available unused credit commitments of $102.4 million that may be used to fund operating activities.

The net cash provided by operating activities for the nine months ended June 30, 2001 and June 24, 2000 remained relatively constant at $42.9 million and $42.8 million, respectively. Cash and cash equivalents increased $10.6 million to $16.6 million at June 30, 2001. Contributing to the increase was $43.0 million of cash provided by operating activities and $4.9 million of financing activities offset by investing activities of $37.2 million.

Investing activities primarily consisted of $23.0 million for the capital expenditures detailed above and $14.3 million, net of cash acquired, for acquisitions and joint ventures made during the first nine months of fiscal 2001. During the first quarter of fiscal 2001, the Company announced the acquisition of MMSI, a privately held direct mail advertising company for $7.3 million, net of cash acquired. In addition, during the second quarter of fiscal 2001 the Company paid an additional $1.0 million to MMSI for contingent consideration in connection with the acquisition. During the third quarter the Company acquired the New Jersey Shoppers Guide for approximately $4.9 million.

                                   ADVO, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash provided by financing activities included net borrowings of $1.0 million under the Company's renegotiated credit agreement, $4.1 million of a note payable incurred with the acquisition of MMSI and $4.7 million of proceeds from option exercises under the Company's stock option plan offset by treasury stock purchases of $5.0 million. In the previous year, treasury stock purchases were $18.3 million for the nine months ended June 24, 2000.

FINANCING ARRANGEMENTS
----------------------

The Company maintains a credit agreement which provides for total credit facilities of $300 million, consisting of a $135 million term loan and a $165 million revolving line of credit. At June 30, 2001 there was $191.0 million of debt outstanding, with $7.5 million classified as current which represents the Company's scheduled principal payments due in March and June of 2002. The Company anticipates it will be able to meet its long-term debt obligations through funds generated from operations. During July 2001 the Company borrowed an additional $10.0 million under the revolving line of credit.

Under the terms of the credit agreement, the Company is required to maintain certain financial ratios. In addition, the credit agreement also places restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt.


NEW ACCOUNTING PRONOUNCEMENTS
----------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No's 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

The Company is required to adopt SFAS 142 by fiscal 2003, with early adoption permitted in fiscal 2002. The Company is in the process of determining the impact of these pronouncements on its financial position and results of operations. Currently goodwill amortization is approximately $0.4 million per quarter.


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

The Company believes that the interest rate swap agreements limit substantial risk if interest rates should fluctuate. If interest rates should change by 2 percentage points for the remainder of the 2001 fiscal year from those rates in effect at June 30, 2001, assuming no change in the outstanding debt balance and considering the effects of the Company's interest rate swap agreements, interest expense would increase/decrease by approximately $0.5 million.

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



                          PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

  (a)  Exhibit Index

       Exhibit No.     Exhibits
       -----------     --------




  (b)  Reports on Form 8-K
       -------------------


  No report on Form 8-K was filed by the Company with respect to the quarter ended June 30, 2001.
--------------------------------------------------------------------------------

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                ADVO, Inc.



Date: August 13, 2001                 By: /s/ JULIE ABRAHAM
      ---------------                    ------------------------------
                                         Julie Abraham
                                         Senior Vice President
                                         of  Finance and Controller
                                         (Principal Accounting Officer)