Form 10-K
period 2001-09-29
ADVO INC
filed 2001-12-13
CIK 801622

                                   ADVO, Inc.

                                   Form 10-K

                               September 29, 2001

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

For the fiscal year ended September 29, 2001
                          __________________
                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________ to _________

Commission file number 1-11720
                       _______
                                  ADVO, Inc.
                                  __________
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

               Common Stock and Rights, par value $.01 per share
               _________________________________________________
                               (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                                     ____
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the registrant at November 23, 2001 was $761,985,963. On that date, there were 19,947,508 outstanding shares of the registrant's common stock.

Documents Incorporated by Reference:

Portions of the 2001 Annual Report to Stockholders are incorporated by reference into Parts II and IV of this Report.

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   ADVO, Inc.
                          Index to Report on Form 10-K
                     For the Year Ended September 29, 2001

                                     Part I

Item                                                                      Page
----                                                                      ----
 1. Business.............................................................   1
 2. Properties...........................................................   6
 3. Legal Proceedings....................................................   6
 4. Submission of Matters to a Vote of Security Holders..................   6

                                    Part II

 5. Market for Registrant's Common Equity and Related Stockholder Mat-
    ters.................................................................   6
 6. Selected Financial Data..............................................   6
 7. Management's Discussion and Analysis of Financial Condition and Re-
    sults of Operations..................................................   6
 7A.Quantitative and Qualitative Disclosure about Market Risk............   7
 8. Financial Statements and Supplementary Data..........................   7
 9. Changes in and Disagreements with Accountants on Accounting and Fi-
    nancial Disclosure...................................................   7

                                    Part III

10. Directors and Executive Officers of the Registrant...................   7
11. Executive Compensation...............................................   9
12. Security Ownership of Certain Beneficial Owners and Management.......   9
13. Certain Relationships and Related Transactions.......................   9

                                    Part IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......  10

                                    PART I

ITEM 1. Business

General

  ADVO, Inc. ("ADVO" or the "Company") is a full service targeted direct mail marketing services company primarily engaged in soliciting and processing printed advertising from retailers, manufacturers and service companies for targeted distribution by both shared and solo mail, as well as private carrier delivery, to consumer households in the United States on a national, regional and local basis. Founded in 1929 as a hand delivery company, the Company entered the direct mail industry as a solo mailer in 1946 and began its shared mail program in 1980. The Company currently is the largest commercial user of standard mail (formerly third-class mail) in the United States.

  ADVO competes primarily with newspapers, direct mail companies, periodicals and other local distribution entities for retail advertising expenditures. The Company believes that direct mail, which enables advertisers to target advertisements to specific customers or geographic areas, is the most efficient vehicle for delivering printed advertising on a saturation or full market coverage basis, as well as an effective means of targeted coverage.

  ADVO's principal executive offices are located at One Univac Lane, Windsor, Connecticut 06095.

Products and Services

  ADVO's direct mail marketing products and services include shared mail and solo mail. ADVO provides ancillary services in conjunction with its direct mail marketing programs and also provides private carrier delivery in certain markets. In addition, the Company provides direct-mail advertising solutions for local neighborhood businesses. The Company's consumer web-site, ShopWise.com, allows retailers to electronically target promotions and values to consumers.

Shared Mail

  In the Company's branded shared mail program (ShopWiseTM), the advertisements of several advertisers are combined into a single mail package.

  The Company assembles shared mail packages by targeting levels selected by the customer. In most instances, each household within the predetermined targeting level will receive a mail package. The Company offers various targeting levels for the designated mailing area of the customer's distribution based on the level of geo-demographic precision that is requested by the customer. Individual customers can choose predetermined clusters of ZIP Code zones, all ZIP Codes covered by the program, and ADVO Targeting Zones ("ATZs"). ATZs enable advertisers to target their ads to consumer clusters of about 3,500 households. ATZs are neighboring postal carrier delivery routes within a ZIP Code, that are clustered together based on shared demographic characteristics and proximity to key retail shopping areas.

  The flexibility and targeting capabilities of the ATZ platform enables customers, such as retail store chains, to select areas serviced by their retail stores and, at the same time, distribute different versions to reach their choice consumers. The Company uses geographic, demographic and psychographic data to tailor the customers' advertisements to their targeted audience.

  The Company's shared mail program offers the features of penetration and targeted marketing at a significant cost reduction when compared to mailing on an individual or solo mail basis. This cost advantage is available because the Company pays the total postage expense, and advertisers are generally charged a selling price based upon, among other factors, the incremental weight of their promotional pieces.

  As a part of its shared mail program, the Company provides the addresses of the households receiving the mail packages, sorts, processes and transports the advertising material for ultimate delivery through the United States Postal Service ("USPS"). Generally, larger businesses, such as grocery chains and mass merchandisers, will provide the Company with preprinted advertising materials in predetermined quantities. In the case of manufacturers and small retail customers, the Company may perform graphics services and/or act as a broker for the required printing. The Company also offers shared mail customers numerous standard turnkey advertising products in a variety of sizes and colors.

  The Company believes its shared mail program is the largest program of its kind.

  ShopWise(TM) is a weekly distribution program with coverage, on average, of approximately 60 million households in approximately 120 markets, covering essentially all major metropolitan markets. This program is used by local and national retailers. The zone configuration selected for each market is normally determined by population density and by proximity to retail outlets. Retailers with multiple locations and weekly frequency have a great influence on the zones chosen by the Company for its weekly distribution. The Company derives most of its revenues from the ShopWise(TM) shared mail program.

  The Company is part of a network, known as ADVO National Network Extension ("A.N.N.E."), comprised of regional shared mail companies which provide its clients with extended coverage outside the markets already served by the Company. Approximately an additional 32.5 million households can be reached on a shared mail basis through A.N.N.E. The Company handles the clients' orders directly and manages distribution of their advertising through A.N.N.E.'s members. Conversely, A.N.N.E. enables participating members (shared mail companies) to offer their clients extended marketplace reach using the Company's household coverage.

Solo Mail

  Solo mail services include addressing and processing brochures and circulars for an individual customer for distribution through the USPS. Each customer bears the full cost of postage and handling for each mailing. Customers choosing this form of direct mail are generally those who wish to maintain an exclusive image and complete control over the timing and the target of their mailings, or who want to mail to areas where the Company does not have a shared mail program

  The Company processes solo mail using its own mailing list or lists supplied by the customer. The Company charges a processing fee based on the solo mail services rendered.

Other Products and Services

  The Company rents portions of its mailing list, through a specialized firm hired by the Company, to organizations interested in distributing their own mailings. The Company may or may not perform the associated distribution services for the customer.

  MailCoups, Inc. ("MailCoups"), a wholly owned subsidiary of ADVO, is a franchise-based cooperative coupon mail company headquartered in Avon, MA. This company, operating under the trade name of Super Coups, is a leader in creating and distributing attractive, cost-effective targeted coupons in a distinctive envelope format for local neighborhood merchants via an extended network of franchise owners. At the end of fiscal 2001, MailCoups had approximately 280 franchise units in 21 states.

  The Company established its ShopWise.com subsidiary to focus on the continuing development of the Company's Internet-related business initiatives, including e-commerce related print advertising, on-line concepts, and the development of its consumer web-site, ShopWise.com. This site is personalized to a member's zip code and shopping preferences and allows retailers to electronically target promotions and values to consumers.

  During fiscal 2001 and 2000, the Company executed two types of strategic initiatives, which complement and expand the Company's core advertising programs by meeting a wider range of client needs in markets already served through targeted distribution. At the end of fiscal 2001, the Company was participating in a total of five newspaper alliances. The formation of newspaper alliances offers clients a new integrated print advertising solution which combines targeted direct mail with newspaper distribution. The Company's second strategic initiative was the introduction of additional in-home mailing dates. These additional programs offer existing clients added targeting capabilities through delivery on weekends and also provide new opportunities with clients who traditionally prefer weekend in-home dates. At the end of fiscal 2001, the Company had additional mailing programs in three existing markets, Albuquerque, Las Vegas and Detroit.

  During fiscal 2001, the Company made two acquisitions. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired companies were included in the consolidated statements of operations from their acquisition date.

  On November 2, 2000, the Company announced the acquisition of Mail Marketing Systems, Inc., ("MMSI") a privately held direct mail advertising company located in Jessup, Maryland. The acquisition of MMSI complements ADVO's core distribution network by providing additional shared mail coverage to approximately 3.2 million households in 70 smaller market areas not served by ADVO prior to the acquisition. MMSI also provides solo direct mail advertising for its clients. Prior to the acquisition, MMSI was a member of the Company's A.N.N.E. network.

  On April 19, 2001, the Company announced the acquisition of the New Jersey Shoppers Guide ("NJ Shopper"). The NJ Shopper is a weekly direct mail shopper which is distributed in Southern New Jersey. The NJ Shopper has a weekly circulation of approximately 400,000 that supplements the Company's current distribution and provides infrastructure for potential further expansion.

Mailing List

  ADVO's management believes its computerized mailing list is the largest residential/household mailing list in the country. It contains over 123 million delivery points (constituting nearly all of the households in the United States). The Company's management believes that the list is particularly valuable and that replication in its entirety by competitors would be extremely difficult and costly. The list enables the Company to target mailings to best serve its customers.

Customer Base

  Typically, the Company's customers are those businesses whose products and services are used by the general population. These businesses (including supermarkets, quick serve restaurants, drug stores, discount and department stores and home furnishings retailers) require continuous advertising to a mass audience. The enhanced targeting capabilities of the Company's distribution system has led to the development of opportunities for new customer categories, such as, telecommunications, insurance, financial services, and entertainment companies. In fiscal 2001 and 2000, no one customer accounted for more than 6% of the Company's sales and in fiscal 1999, no one customer accounted for more than 7%.

Operations

  Customers' advertising circulars are processed by approximately 1,800 production employees who work at 20 mail processing facilities which are strategically located throughout the nation. Inserting machines (which combine the individual advertising pieces into the mailing packages), and addressing and labeling equipment are the principal pieces of equipment used to process the Company's products and services. At several of the Company's production facilities, the Alphaliner, which is a computerized mail collator/inserter, is being utilized. The Alphaliner offers higher speed and capacity, enhanced productivity, computerized controls which automate order processing, electronically integrates with other machines, and links to ADVO's order fulfillment system. The Company has integrated the Alphaliner technology into many of its mail processing facilities. Conversion of the remaining facilities will continue over the next three to five years.

  In all 20 of ADVO's mail processing facilities, the transportation department analyzes and sorts all mailings to the appropriate destination USPS facility. Each of the Company's facilities has a Detached Mail Unit ("DMU") where the USPS is on site and verifies and accepts all of ADVO's mailings. The Company's mail is accepted under an optional procedure which compares financial, production and other business records in lieu of the standard verification procedures of weighing the mail in bulk. Approximately 90% of the time, the Company then ships the mail directly to the local post office for final delivery by the individual postal carrier. The Company tracks the mail from its departure at our mail processing facilities to its final destination at local post offices to ensure timely and proper receipt of client's requested in-home delivery dates.

  MailCoups operates a cooperative direct mail coupon advertising business by performing printing and distribution services for the franchisees at its one production facility. MMSI operates under a business model and environment similar to ADVO's at its one production facility. MMSI provides shared mail programs predominately in the Mid-Atlantic states, as well as a full range of solo mail services and has the ability to partner with newspapers in providing Total Market Coverage ("TMC") services.

  The Company entered into an agreement with IBM Global Services ("IBM"), to provide computer processing, systems development, and systems legacy support to the Company. The Company's regions, sales offices and corporate headquarters are on-line with this computer center, which enables the day-to-day processing functions to be performed and provides corporate headquarters with management information. The systems include: order processing and production control, transportation/distribution, address list maintenance, market analysis, label printing and distribution, billing and financial systems, human resources and payroll processing, and carrier routing of addresses received from customer files and demographic analyses. The Company also has agreements with IBM to provide for a customer support center (help desk) and client server (server farm) management services.

Competition

  In general, the printed advertising market is highly competitive with companies competing primarily on the basis of ability to target selected potential customers on a cost-effective basis and speed of delivery. ADVO's competitors for the delivery of retail and other printed advertising are numerous, and include newspapers, regional and local mailers, direct marketing firms, "shoppers" and "pennysavers."

  Newspapers represent the Company's most significant and direct competition. Through the distribution of preprinted circulars, classified advertising and run of press advertising ("ROP"), newspapers have historically been the traditional and dominant medium for advertising by retailers. Insertion rates are highly competitive and many newspapers' financial resources are substantial.

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

Employees

  As of September 29, 2001, the Company had a total of approximately 4,100 full and part-time employees. ADVO also uses outside temporary employees for the outsourcing of certain production jobs and during busy seasons.

  ADVO has one union contract, covering production employees in the Hartford, Connecticut branch. The Company believes that its relations with its employees are satisfactory.

Forward Looking Statements

  This Report on Form 10-K contains certain forward looking statements regarding the Company's results of operations and financial position within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties which could cause the Company's actual results to differ materially from those in the forward looking statements. Such risks and uncertainties include but are not limited to: changes in customer demand and pricing; the possibility of consolidation throughout the retail sector, the impact of economic and political conditions on retail advertising spending and our distribution system; postal and paper prices; possible governmental regulation or legislation affecting aspects of the Company's business; the efficiencies achieved with technology upgrades; the amount of shares the Company will purchase in the future under its buyback program; fluctuations in interest rates related to the outstanding debt; and other general economic factors.

ITEM 2. Properties

  ADVO does not own any real estate except for its corporate headquarters. The corporate headquarters, located in Windsor, Connecticut, consist of two buildings totaling approximately 136,000 square feet. The Company leases 22 production facilities, including the MailCoups and MMSI facilities, and approximately 60 sales offices (which excludes the sales offices that are located in the mail processing facilities) throughout the United States. The Company believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained. All of the Company's production facilities are maintained and monitored by a professional security firm. Access to the facilities is strictly limited to authorized personnel only.

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

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

  ADVO's 2001 Annual Report to Stockholders includes on page 37 under the caption "Quarterly Financial Data (Unaudited)" the reported high and low market prices of ADVO's common stock for the past two fiscal years, and such information is incorporated herein by reference and made a part hereof (see
Exhibit 13).

  During fiscal years ended September 29, 2001, September 30, 2000, and September 25, 1999, the Company declared no cash dividends. The Company is currently subject to debt covenants regarding future cash dividends exceeding $.025 per share as stipulated in its credit agreement dated December 9, 1999, with Chase Manhattan Bank.

  The closing price as of November 23, 2001 of the Company's common stock, under the symbol AD, on the New York Stock Exchange as reported in The Wall Street Journal was $39.15 per share. The approximate number of holders of record of the common stock on November 23, 2001 was 631.

  During fiscal 2001, the Company engaged in no sales of its securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6. Selected Financial Data

  The information required by this item is included in ADVO's 2001 Annual Report to Stockholders on page 19 under the caption "Selected Financial Data" and is incorporated herein by reference and made a part hereof (see Exhibit
13).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The information required by this item is included in ADVO's 2001 Annual Report to Stockholders on pages 20 through 24 under the caption "Financial Report" and is incorporated herein by reference and made a part hereof (see
Exhibit 13).

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

  The information required by this item is included in ADVO's 2001 Annual Report to Stockholders on page 24 under the caption "Market Risk" and is incorporated herein by reference and made a part hereof (see Exhibit 13).

ITEM 8. Financial Statements and Supplementary Data

  ADVO's consolidated financial statements, together with the Report of Independent Auditors thereon dated October 16, 2001 appearing on pages 25 through 38 of ADVO's 2001 Annual Report to Stockholders, are incorporated herein by reference and made a part hereof (see Exhibit 13).

  The selected quarterly information required by this item is included under the caption "Quarterly Financial Data (Unaudited)" on page 37 of ADVO's 2001 Annual Report to Stockholders and is incorporated herein by reference and made a part hereof (see Exhibit 13).

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  The information required by this item, to the extent not set forth below, appears on pages 3 and 4 of the Company's definitive proxy statement dated December 13, 2001 for the annual meeting of stockholders to be held on January 17, 2002 (the "Proxy Statement"), under the caption "Election of Directors," and on page 6 of the Proxy Statement under the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by reference and made a part hereof.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

Name                     Age Position With Company
----                     --- ---------------------
Gary M. Mulloy..........  56 Chairman and Chief Executive Officer
Donald E. McCombs.......  45 Executive Vice President--President, ADVO Operations Group
Myron L. Lubin..........  61 Executive Vice President--Strategic Business Development
Julie Abraham...........  43 Senior Vice President and Chief Financial Officer
David Barber............  40 Senior Vice President--Chief Marketing Officer
John S. Dearing.........  47 Senior Vice President--Security Management
Vince Giuliano..........  54 Senior Vice President--Government Relations
Edwin Harless...........  54 Senior Vice President--Chief Human Resources Officer
Stephanie Molnar........  42 Senior Vice President--Client Logistics
A. Brian Sanders........  40 Senior Vice President--Sales and Client Marketing
David Stigler...........  58 Senior Vice President--Chief Legal and Public Affairs
                              Officer, General Counsel and Corporate Secretary
B. Kabe Woods...........  46 Senior Vice President--Targeting and Network Management
Christopher T. Hutter...  35 Vice President--Treasurer and Investor Relations

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

  Mr. McCombs became Executive Vice President--President, ADVO Operations Group on October 26, 2001. Prior to that, he held various positions with the Company since 1987, including most recently, Executive Vice President and Chief Financial Officer from December 1998 to October 2001, Senior Vice President and Chief Financial Officer from November 1997 to November 1998 and Vice President--Financial Planning and Investor Relations from 1989 to October 1997.

  Mr. Lubin became Executive Vice President--Strategic Business Development on April 12, 2000. Prior to that, he held various positions with the Company since 1981 including most recently, Executive Vice President--Marketing and Sales from November 1998 to April 2000 and Senior Vice President--Chief Sales Officer from December 1995 to October 1998.

  Ms. Abraham became Senior Vice President and Chief Financial Officer on October 26, 2001. Prior to that, she held various positions with the Company since 1985, including most recently, Senior Vice President of Finance and Controller from August 2000 to October 2001, Vice President and Controller from November 1998 to July 2000, Vice President--Financial Planning and Investor Relations from November 1997 to October 1998 and Vice President-- Shared Financial Services from August 1995 to November 1997.

  Mr. Barber became Senior Vice President--Chief Marketing Officer on May 2, 2001. Prior to that, he held various positions with Warner-Lambert Consumer Healthcare, including Vice President of New Markets from January 2000 to April 2001, Business Unit Director Complementary Medicine from April 1998 to December 1999, European Brand Director from July 1997 to March 1998 and Group Product Manager from August 1995 to June 1997.

  Mr. Dearing became Senior Vice President--Security Management on October 26, 2001. Prior to that he held various positions with the Company since 1998, including Senior Vice President--Fulfillment from April 2000 to October 2001, Senior Vice President--Operations from July 1999 to April 2000 and Vice President of Resource Management and Logistics from February 1998 to June 1999. From December 1995 to February 1998, he was Senior Director of Operations at Anchor Glass Container Corporation.

  Mr. Giuliano has been Senior Vice President--Government Relations since October 28, 1996. From April 1983 to October 1996, he was Vice President-- Government Relations.

  Mr. Harless became Senior Vice President--Chief Human Resources Officer on August 14, 2000. Prior to that, he held various positions at Aventis-Behring ("Aventis"), a subsidiary of Aventis, S.A., the world's largest life science company, including Senior Vice President and General Manager from October 1997 to August 2000 and Vice President of Human Resources from 1995 to October 1997.

  Ms. Molnar became Senior Vice President--Client Logistics on March 2, 2000. Prior to that, she has held various positions with the Company since 1983, including most recently, Regional Vice President of the Mid-Atlantic Region from December 1995 to March 2000.

  Mr. Sanders became Senior Vice President--Sales and Client Marketing on February 11, 1999. From May 1997 to February 1999, he was Senior Vice President--Chief Marketing Officer. For the five years prior to that, he held several executive positions at Pilkington Barnes-Hind, Inc., a division of Pilkington Vision Care.

  Mr. Stigler has been Senior Vice President--Chief Legal and Public Affairs Officer and General Counsel since January 1990. He has also served as Vice President and General Counsel and the Company's Secretary since August 1986.

  Mr. Woods became Senior Vice President--Targeting and Network Management on October 26, 2001. Prior to that, he has held various positions with the Company since 1997, including Senior Vice President--Targeting and Technologies from April 2000 to October 2001 and Senior Vice President--Chief Information Officer from September 1997 to April 2000. From November 1995 to August 1997, he was Director--End User Services of Lucent Technologies.

  Mr. Hutter became Vice President, Treasurer and Investor Relations on October 28, 1999. Prior to that, he held various positions with the Company since 1993, including, Vice President, Assistant Treasurer and Investor Relations from October 1998 to October 1999 and Director of Financial Planning from April 1996 to October 1998.

  The Company is not aware of any family relationships between any of the foregoing officers and any of the Company's directors. Each of the foregoing officers holds such office until his or her successor shall have been duly chosen and shall have been qualified, or until his or her earlier resignation or removal.

ITEM 11. Executive Compensation

  The information required by this item is included under the caption "Executive Compensation" on pages 6 through 18 (except for those portions appearing under the subcaptions "Report of the Compensation and Nomination Committee", "Company Financial Performance", and "Audit Committee Report"), and "Governance of the Company" on pages 2 and 3, of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this item is included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on page 2 and 5, respectively, of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

ITEM 13. Certain Relationships and Related Transactions

  None.

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

10(h)    Executive Severance Agreement dated    Incorporated by reference to Exhibit
         August 6, 1997 between ADVO and        10(r) to the Company's Annual Report
         B. Kabe Woods.*                        on Form 10-K for the fiscal year ended
                                                September 26, 1998.

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

10(n)    The ADVO Deferred Compensation Plan.*  Incorporated by reference to Exhibit
                                                4(a) of the Company's Form S-8 filed
                                                on October 6, 2000.

10(o)    The ADVO Deferred Compensation Plan    Incorporated by reference to Exhibit
         Trust.*                                4(e) of the Company's Form S-8 filed
                                                on October 6, 2000.

10(p)    Executive Severance Agreement dated    Incorporated by reference to Exhibit
         January 4, 1999 between ADVO and       10(p) to the Company's Annual Report
         Donald McCombs.*                       on Form 10-K for the fiscal year ended
                                                September 30, 2000.

10(q)    Executive Severance Agreement dated    Incorporated by reference to Exhibit
         July 10, 2000 between ADVO and         10(q) to the Company's Annual Report
         Stephanie Molnar.*                     on Form 10-K for the fiscal year ended
                                                September 30, 2000.

10(r)    Executive Severance Agreement dated    Incorporated by reference to Exhibit
         July 31, 2000 between ADVO and Julie   10(r) to the Company's Annual Report
         Abraham.*                              on Form 10-K for the fiscal year ended
                                                September 30, 2000.

Exhibit
No.                     Exhibit                             Where Located
-------                 -------                             -------------
10(s)    Executive Severance Agreement dated    Incorporated by reference to Exhibit
         August 14, 2000 between ADVO and Edwin 10(s) to the Company's Annual Report
         L. Harless.*                           on Form 10-K for the fiscal year ended
                                                September 30, 2000.

10(t)    Employment Agreement dated August 21,  Incorporated by reference to Exhibit
         2000 between ADVO and Beth Bronner.*   10(u) to the Company's Annual Report
                                                on Form 10-K for the fiscal year ended
                                                September 30, 2000.

10(u)    Agreement dated April 24, 2001 between Incorporated by reference to Exhibit
         ADVO and Beth Bronner.*                10 to the Company's Quarterly Report
                                                on Form 10-Q for the quarter ended
                                                March 31, 2001.

10(v)    Executive Severance Agreement dated    Filed herewith.
         March 7, 2001 between ADVO and David
         Barber.*

13       2001 Annual Report to Stockholders.    Furnished herewith; however, such
                                                report, except for those portions
                                                thereof which are expressly
                                                incorporated by reference into this
                                                Annual Report on Form 10-K, is for the
                                                information of the Commission and is
                                                not deemed "filed."

21       Subsidiaries of the Registrant.        Filed herewith.

23       Consent of Independent Auditors.       Filed herewith.

24       Power of Attorney.                     See signature page.

--------
* Management contract or compensatory plan required to be filed as an exhibit pursuant to item 14(c) of this report.

  (b) Reports on Form 8-K.

  A report on Form 8-K dated October 26, 2001 was filed by the Company subsequent to the year ended September 29, 2001. The Form 8-K reported under item 5 thereof the Company's announcement of three internal executive level promotions: Donald McCombs from Executive Vice President ("EVP") and Chief Financial Officer to EVP--President of the ADVO Operations Group, Julie Abraham from Senior Vice President ("SVP") of Finance and Controller to SVP and Chief Financial Officer, and John Dearing from SVP of Fulfillment to SVP of Security Management.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          December 13, 2001
Date: _______________________________     ADVO, Inc.

                                                         /s/ Julie Abraham
                                          By: _________________________________
                                                         Julie Abraham
                                                         Senior Vice President
                                                         and Chief Financial
                                                         Officer

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

        Date                   Signature                       Title

  December 13, 2001   /s/ Gary M. Mulloy             Chairman, Chief Executive
                      ----------------------------    Officer and Director
                      Gary M. Mulloy                  (Principal Executive
                                                      Officer)

  December 13, 2001   /s/ Julie Abraham              Senior Vice President and
                      ----------------------------    Chief Financial Officer
                      Julie Abraham                   (Principal Financial
                                                      Officer and Principal
                                                      Accounting Officer)

  December 13, 2001   /s/ Todd Brown                 Director
                      ----------------------------
                      Todd Brown

  December 13, 2001   /s/ Bruce Crawford             Director
                      ----------------------------
                      Bruce Crawford

  December 13, 2001   /s/ David F. Dyer              Director
                      ----------------------------
                      David F. Dyer

  December 13, 2001   /s/ John J. Mahoney            Director
                      ----------------------------
                      John J. Mahoney

  December 13, 2001   /s/ Howard H. Newman           Director
                      ----------------------------
                      Howard H. Newman

  December 13, 2001   /s/ John R. Rockwell           Director
                      ----------------------------
                      John R. Rockwell

  December 13, 2001   /s/ John L. Vogelstein         Director
                      ----------------------------
                      John L. Vogelstein

                                  ADVO, INC.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                          Page
                                                                          ----
Report of independent auditors...........................................   *
Consolidated statements of operations for the years ended September 29,
 2001, September 30, 2000, and September 25, 1999........................   *
Consolidated balance sheets at September 29, 2001 and September 30,
 2000....................................................................   *
Consolidated statements of cash flows for the years ended September 29,
 2001, September 30, 2000, and September 25, 1999........................   *
Consolidated statements of changes in stockholders' equity (deficiency)
 for the years ended September 29, 2001, September 30, 2000, and
 September 25, 1999......................................................   *
Notes to consolidated financial statements...............................   *
Consolidated Schedules
  II--Valuation and Qualifying Accounts.................................. F-2

  All other schedules have been omitted since the required information is not present.
--------
* Incorporated herein by reference from pages 25 to 38 of the ADVO, Inc. 2001 Annual Report to Stockholders.

                                   ADVO, Inc.

                Schedule II -- Valuation and Qualifying Accounts
                                 (In thousands)

        Column A            Column B        Column C          Column D     Column E
        --------          ------------ -------------------   ----------   ----------
                                            Additions
                                       -------------------
                           Balance at  Charged to Charged    Deductions   Balance at
                          beginning of costs and  to other      from        end of
      Description            period     expenses  accounts    reserves      period
      -----------         ------------ ---------- --------   ----------   ----------
Year ended September 25,
 1999:
Allowances for sales
 adjustments............    $ 1,996      $  --     $5,606(b)  $ 5,610      $ 1,992
Allowances for doubtful
 accounts...............      2,628       5,088       --        5,603(a)     2,113
Restructuring reserve...        287         --        --          168          119
Accumulated amortization
 Goodwill...............      2,378         784       --          --         3,162
Accumulated amortization
 Intangibles............      6,729         726       --          --         7,455
                            -------      ------    ------     -------      -------
                            $14,018      $6,598    $5,606     $11,381      $14,841
                            =======      ======    ======     =======      =======
Year ended September 30,
 2000:
Allowances for sales
 adjustments............    $ 1,992      $  --     $6,015(b)  $ 5,798      $ 2,209
Allowances for doubtful
 accounts...............      2,113       8,239       --        7,624(a)     2,728
Restructuring reserve...        119         --        --          119          --
Accumulated amortization
 Goodwill...............      3,162         891       --          --         4,053
Accumulated amortization
 Intangibles............      7,455         568       --          --         8,023
                            -------      ------    ------     -------      -------
                            $14,841      $9,698    $6,015     $13,541      $17,013
                            =======      ======    ======     =======      =======
Year ended September 29,
 2001:
Allowances for sales
 adjustments............    $ 2,209      $  --     $7,486(b)  $ 6,936      $ 2,759
Allowances for doubtful
 accounts...............      2,728       7,169       --        6,571(a)     3,326
Accumulated amortization
 Goodwill...............      4,053       1,594       --          --         5,647
Accumulated amortization
 Intangibles............      8,023         381       --          --         8,404
                            -------      ------    ------     -------      -------
                            $17,013      $9,144    $7,486     $13,507      $20,136
                            =======      ======    ======     =======      =======

--------
(a) Write off of uncollectible accounts, net of recoveries on accounts previously written off.
(b) Reduction of revenues.