Form 10-Q
period 2001-12-29
ADVO INC
filed 2002-02-11
CIK 801622

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended DECEMBER 29, 2001

                                       or

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

     As of January 26, 2002 there were 19,985,002 shares of common stock outstanding.

                                   ADVO, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                         QUARTER ENDED DECEMBER 29, 2001



                         Part I - Financial Information
                                                                            Page
                                                                            ----


Item 1.    Financial Statements (Unaudited).

           Consolidated balance sheets -

              December 29, 2001 and September 29, 2001.                       2

           Consolidated statements of operations -

              Three months ended December 29, 2001 and December 30, 2000.     3

           Consolidated statements of cash flows -

              Three months ended December 29, 2001 and December 30, 2000.     4

           Notes to consolidated financial statements.                        5

Item 2.    Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                                     8

Item 3.     Quantitative and Qualitative Disclosures about
              Market Risk.                                                   11



                           Part II - Other Information



Item 4.    Submission of Matters to a Vote of
              Security Holders.                                              12

Item 6.     Exhibits and Reports on Form 8-K.                                13

Signatures                                                                   14

                                   ADVO, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (In thousands, except share data)

                                                       December 29, September 29,
ASSETS                                                     2001         2001
                                                        ---------     ---------
Current assets:
    Cash and cash equivalents                           $   9,360     $  17,728
    Accounts receivable, net                              119,837       119,388
    Inventories                                             2,411         2,840
    Prepaid expenses and other current assets               9,419         7,282
    Investment in deferred compensation plan               12,683        11,493
    Deferred income taxes                                  11,967        11,319
                                                        ---------     ---------
        Total current assets                              165,677       170,050

Property, plant and equipment                             251,692       246,936
Less accumulated depreciation and amortization           (133,039)     (126,455)
                                                        ---------     ---------
    Net property, plant and equipment                     118,653       120,481
Goodwill, net                                              21,600        21,525
Other assets                                               11,562        10,264
                                                        ---------     ---------
            TOTAL ASSETS                                 $317,492     $ 322,320
                                                        =========     =========

LIABILITIES
Current liabilities:
    Current portion of long-term debt                   $  15,000     $  11,250
    Notes payable - short term                              1,715         2,390
    Accounts payable                                       24,193        37,759
    Accrued compensation and benefits                      25,637        21,531
    Deferred compensation plan                             12,683        11,493
    Other current liabilities                              48,914        44,678
                                                        ---------     ---------
        Total current liabilities                         128,142       129,101

Long-term debt                                            165,000       173,750
Notes payable - long term                                      --         1,715
Deferred income taxes                                      10,000         9,852
Other liabilities                                           4,918         4,949

STOCKHOLDERS' EQUITY
Series A Convertible preferred stock, $.01 par value
 (Authorized 5,000,000 shares, none issued)                    --            --
Common stock, $.01 par value (Authorized
    40,000,000 shares, issued 30,366,755
    and 30,317,994 shares, respectively)                      304           303
Additional paid-in capital                                198,835       197,222
Accumulated earnings                                       31,405        19,321
                                                        ---------     ---------
                                                          230,544       216,846
Less common stock held in
    treasury, at cost                                    (216,505)     (208,620)
Accumulated other comprehensive loss                       (4,607)       (5,273)
                                                        ---------     ---------
Total stockholders' equity                                  9,432         2,953
                                                        ---------     ---------
TOTAL LIABILITIES & STOCKHOLDERS'
          EQUITY                                        $ 317,492     $ 322,320
                                                        =========     =========

                             See Accompanying Notes.

                                   ADVO, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                      Three months ended
                                               -------------------------------
                                             December 29,           December 30,
                                                 2001                   2000
                                               --------               --------
REVENUES                                       $286,936               $297,541
Costs and expenses:
    Cost of sales                               207,461                213,000
    Selling, general and
       administrative                            54,359                 54,970
    Provision for bad debts                       2,125                  1,093
                                               --------               --------
OPERATING INCOME                                 22,991                 28,478

Interest expense                                  3,515                  4,638
Other expense, net                                  295                    119
                                               --------               --------
Income before income taxes                       19,181                 23,721

Provision for income taxes                        7,097                  8,777
                                               --------               --------

NET INCOME                                     $ 12,084               $ 14,944
                                               ========               ========


BASIC EARNINGS PER SHARE                       $    .61               $    .75
                                               ========               ========

DILUTED EARNINGS PER SHARE                     $    .60               $    .73
                                               ========               ========


 Weighted average common shares                  19,928                 20,027
 Weighted average diluted shares                 20,287                 20,588

                             See Accompanying Notes.

                                   ADVO, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                            Three months ended
                                                                      -----------------------------
                                                                     December 29,         December 30,
                                                                        2001                 2000
                                                                      --------             --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             $ 11,414             $ 12,870


Cash flows from investing activities:
  Acquisition of property, plant and equipment                          (5,205)              (7,418)
  Proceeds from disposals of property, plant and equipment                  38                   21
  Acquisitions/joint ventures, net of cash acquired                         --               (8,255)
                                                                      --------             --------

NET CASH USED BY INVESTING ACTIVITIES                                   (5,167)             (15,652)


Cash flows from financing activities:
   Revolving line of credit - net                                       (5,000)               4,000
  (Decrease) increase in note payable - net                             (2,391)               4,030
   Proceeds from exercise of stock options                                 661                2,637
   Purchase of common stock for treasury                                (7,885)              (2,407)
                                                                      --------             --------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                       (14,615)               8,260
                                                                      --------             --------

(Decrease) increase in cash and cash equivalents                        (8,368)               5,478
Cash and cash equivalents at beginning of period                        17,728                6,003
                                                                      --------             --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  9,360             $ 11,481
                                                                      ========             ========

Noncash activities:
Decrease (increase) in fair value of
   interest rate swap liabilities                                          666               (1,576)
Change in noncash portion of deferred
   compensation plan                                                       932               (1,287)

                             See Accompanying Notes

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended December 29, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 29, 2001. Certain reclassifications have been made in the fiscal 2001 financial statements to conform with the fiscal 2002 presentation.

2.       SUMMARY OF ACCOUNTING POLICIES

Long-lived assets
In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("Statement") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and for the disposal of a segment of a business. The Company expects to adopt Statement No. 144 in fiscal 2003 and does not expect such adoption to have a material effect on the Company's financial position and results of operations


3.       GOODWILL AND OTHER INTANGIBLE ASSETS

Effective October 1, 2001, the Company adopted Statement No. 142, "Goodwill and Other Intangible Assets". Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives are no longer subject to amortization. Accordingly, the Company ceased amortization of all goodwill upon adoption. Additionally, intangible assets that have a finite life continue to be amortized over their useful lives.

Statement No. 142 also requires that goodwill be tested for impairment at least annually. Impairment exists when the carrying amount of goodwill exceeds its fair market value. The Company performed the impairment tests upon the adoption of Statement No. 142 on October 1, 2001. Fair value was determined using the discounted cash flow methodology. Based upon the initial impairment tests, the Company has determined that no impairment of goodwill exists.

The following table reflects actual results of operations for the three month period ended December 29, 2001 and pro-forma results of operations for the three month period ended December 30, 2000 had the Company applied the non-amortization provisions of Statement No. 142 in that period:

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                                      Three months ended
                                                ------------------------------
                                               December 29,        December 30,
                                                   2001                2000
                                                ----------          ----------
(In thousands, except per share data)
Reported net income                             $   12,084          $   14,944
Add: Goodwill amortization, net of tax                  --                 205
                                                ----------          ----------
Adjusted net income                             $   12,084          $   15,149
                                                ==========          ==========


Reported basic earnings per share               $     0.61          $     0.75
Add: Goodwill amortization, net of tax                  --                0.01
                                                ----------          ----------
Adjusted basic earnings per share               $     0.61          $     0.76
                                                ==========          ==========


Reported diluted earnings per share             $     0.60          $     0.73
Add: Goodwill amortization, net of tax                  --                0.01
                                                ----------          ----------
Adjusted diluted earnings per share             $     0.60          $     0.74
                                                ==========          ==========

Intangible assets that continue to be subject to amortization are included in other assets and consist primarily of customer based intangibles with a gross carrying value of $3.9 million and accumulated amortization of $3.3 million at December 29, 2001.

Amortization expense for the quarter ended December 29, 2001 was $0.1 million. Amortization expense is estimated to be $0.3 million for the remainder of fiscal 2002, $0.4 million for fiscal 2003, and less than $0.1 million for fiscal 2004. Subsequent to fiscal 2004, all intangible assets are expected to be fully amortized.

The increase in the carrying amount of goodwill during the first quarter of fiscal 2002 is the result of adjustments made to previously recorded acquisitions.


4.       COMPREHENSIVE INCOME

Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. The Company's comprehensive income was as follows:

                                                                  Three months ended
                                                              --------------------------
                                                            December 29,      December 30,
                                                                2001              2000
                                                              --------          --------
(in thousands)
Net income                                                    $ 12,084          $ 14,944
Other comprehensive income (loss):
    Unrealized gain (loss) on derivative instruments               666            (1,576)
                                                              --------          --------
Total comprehensive income                                    $ 12,750          $ 13,368
                                                              ========          ========

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.   EARNINGS PER SHARE

Basic earnings per share excludes common stock equivalents, such as stock options, and is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as stock options, were exercised.

                                                    Three months ended
                                              ------------------------------
                                            December 29,          December 30,
                                                2001                  2000
                                              --------              --------
(In thousands, except per share data)
Net income                                    $ 12,084              $ 14,944
                                              ========              ========

Weighted average common shares                  19,928                20,027

Effect of dilutive securities:

  Stock options                                    317                   523
  Restricted stock                                  42                    38
                                              --------              --------
Dilutive potential common shares                   359                   561
                                              --------              --------

Weighted average diluted shares                 20,287                20,588
                                              ========              ========

Basic earnings per share                      $    .61              $    .75
                                              ========              ========

Diluted earnings per share                    $    .60              $    .73
                                              ========              ========

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS

REVENUES For the first quarter ended December 29, 2001, the Company reported revenues of $286.9 million, which represented a 3.6%, or $10.6 million, decrease from the same period in the prior year. The decrease in revenues was primarily driven by volume declines in the Company's core shared mail business. Contributing to this decline was the current economic climate, and retailers who expected a soft holiday season and accordingly cut back on their advertising expenditures. Partially offsetting this volume decline were pricing increases, as well as, an 11.0% year over year revenue increase in the Company's A.N.N.E. (ADVO National Network Extension) brokered distribution program. In addition, the Company's acquisitions of Mail Marketing Systems, Inc., ("MMSI") and New Jersey Shopper ("NJ Shopper") acquired during the first quarter and third quarter, respectively, of fiscal 2001, offset the revenue decline by approximately $3.1 million.

For the first quarter of fiscal 2002, average shared mail pieces per package decreased 5.6% to 8.07 when compared to the first quarter of fiscal 2001 due to the volume declines discussed above. Also affecting the average shared mail pieces per package statistic was the dilutive effect of the additional packages mailed during the first quarter relating to the new second in-home date programs in three of the Company's markets. Shared mail packages were 799.7 million for the quarter ended December 29, 2001 versus 790.4 million for the quarter ended December 30, 2000, representing a 1.2% increase year over year. Shared mail revenue per piece increased 1.2% to $40.44 for the first quarter of fiscal 2002 when compared to the same period in the prior year.

OPERATING EXPENSES Cost of sales as a percentage of revenues increased 0.7 percentage points to 72.3% for the first quarter of fiscal 2002, primarily resulting from underweight postage costs incurred as a result of the decline in average pieces per package. In absolute terms, cost of sales decreased $5.5 million for the quarter ended December 29, 2001 over the comparable period in the prior year due to lower postage, printing and labor costs, along with operational efficiencies in the Company's production facilities. Print costs were favorable year over year due to the volume declines and lower paper prices. Production costs at the Company's branches decreased for the first quarter of fiscal 2002 versus the first quarter of fiscal 2001 due to temporary labor cost reductions associated with the decrease in the number of shared mail pieces processed and also due to operational efficiencies in the Company's production facilities.

Selling, general and administrative costs (including the provision for bad debts) increased 0.9 percentage points to 19.7% for the quarter ended December 29, 2001 from 18.8% for the comparable quarter of the prior year. The increase was mainly attributable to approximately $2.2 million of organizational realignment costs and incremental security costs incurred during the first quarter of fiscal 2002. At the onset of the quarter, the Company established an executive level Office of Safety and Security designed to ensure the safety of the Company's operations for its associates, clients and consumers. Excluding the $2.2 million charge, selling, general and administrative costs would have remained relatively flat at 18.9% for the first quarter of fiscal 2002 when compared to the first quarter of fiscal 2001.

In absolute terms, selling, general and administrative costs (including the provision for bad debts) for the first quarter of fiscal 2002 increased $0.4 million over the first quarter of fiscal 2001. This increase includes the $2.2 million realignment and security costs described above, offset by stringent fixed cost controls throughout the Company and lower incentive wages.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OPERATING INCOME The activity detailed above resulted in the Company reporting operating income of $23.0 million for the first quarter of fiscal 2002, a decrease of $5.5 million from the first quarter of fiscal 2001.

INTEREST EXPENSE Interest expense was $3.5 million for the quarter ended December 29, 2001 versus $4.6 million for the quarter ended December 30, 2000. This decrease of $1.1 million was due to lower market rates of interest and a decrease in the average outstanding debt balance.

INCOME TAXES The effective income tax rate for the three months ended December 29, 2001 and December 30, 2000 was 37% for both periods.

EARNINGS PER SHARE The Company reported diluted earnings per share of $0.60 for the first quarter of fiscal 2002 versus $0.73 for the same period of the prior year. This decrease was principally reflective of the Company's decreased earnings.


FINANCIAL CONDITION

At December 29, 2001, working capital was $37.5 million, reflecting a decrease of $3.4 million from September 29, 2001. The change in working capital resulted from a $4.4 million decrease in current assets and a $1.0 million decrease in current liabilities. The change in current assets was primarily attributable to a lower ending cash balance at the end of December versus the end of September, primarily due to $7.3 million of treasury stock purchases made under the Company's buyback program.

The decrease in current liabilities associated with the working capital change was comprised of several different components. Decreases in accounts payable due to the seasonal timing of vendor payments were offset by increases in the current portion of long-term debt due to scheduled debt repayments, increases in accrued compensation and benefits due to the timing of payroll and related payroll taxes, and increases in taxes payable due to timing of tax payments.

Stockholders' equity increased $6.4 million to $9.4 million at December 29, 2001 from $3.0 million at September 29, 2001. The increase was primarily attributable to net earnings of $12.1 million. Also contributing to the increase was employee related stock activity of $1.5 million and a positive $0.7 million change in the fair value of derivative instruments during the quarter. Offsetting these increases were $7.9 million of treasury stock purchases. The treasury stock purchases consisted of $7.3 million made on the open market associated with the Company's buyback program and $0.6 million pursuant to elections by employees to satisfy withholding requirements under the Company's restricted stock and stock option plans.


 PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment investments of $5.2 million for the quarter ended December 29, 2001 consisted mainly of capital expenditures for the development of new software for the order fulfillment, order management and targeting solutions systems, and renovations at certain of the Company's facilities. The Company expects its capital expenditures for the entire year to be approximately $35.0 million.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

The Company's main source of liquidity continues to be funds generated from operating activities. In addition, the Company has available unused credit commitments of $113.9 million which may be used to fund working capital requirements.

The net cash provided by operating activities for the three months ended December 29, 2001 was $11.4 million versus $12.9 million for the same period of the prior year. The year over year decrease was the result of changes in accounts receivable, accounts payable and accrued compensation and benefits.

Overall cash and cash equivalents decreased $8.4 million for the quarter ended December 29, 2001 which was comprised of net cash provided by operating activities of $11.4 million offset by net investing activities of $5.2 million and net financing activities of $14.6 million.

Investing activities for the three months ended December 29, 2001 were entirely related to the capital expenditures detailed above. For the quarter ended December 30, 2000, investing activities consisted of $7.4 million for capital expenditures and $8.3 million for acquisitions and joint ventures, most notably the acquisition of MMSI for $7.3 million, net of cash acquired.

Net cash used by financing activities primarily included net revolver repayments of $5.0 million under the Company's credit agreement, payment of a $2.3 million note resulting from the acquisition of MMSI in the prior year, and $7.9 million of treasury stock purchases, $7.3 million of which were made on the open market pursuant to the Company's buyback program.

Contractual and commercial commitments
In January 2002, the SEC issued financial reporting release, FR-61, which provides specific considerations for the disclosure of liquidity and capital resources in the management's discussion and analysis of financial condition and results of operations section. The SEC recommends that contractual and commercial commitments be disclosed as a separate component of liquidity. As such the Company's contractual obligations are listed below.

(In millions)                 Long term debt               Operating leases
                              --------------               ----------------
Less than one year               $   15.0                        $  14.6
One to three years                  165.0                           27.1
Four to five years                     --                            9.4
After five years                       --                           14.2
                                 --------                        -------
  Total                          $  180.0                        $  65.3
                                 ========                        =======


The Company's long-term debt obligations are discussed below in the "Financing Arrangements" section. The Company leases property in its normal business operations under noncancellable operating leases. Certain of these leases contain renewal options and certain leases also provide for cost escalation payments.

The Company has various agreements with International Business Machines Corporation ("IBM") Global Services to provide systems development, technical support, a customer support center and server farm management services to the Company. The noncancellable portion of these contracts have lapsed allowing the Company to cancel these contracts subject to termination charges ranging from $9.6 million in fiscal 2002 to $1.7 million in fiscal 2006 depending on the year in which the cancellation becomes effective.

The Company has outstanding letters of credit of approximately $6.1 million under separate agreements primarily relating to its worker's compensation program expiring in April 2002.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company anticipates it will be able to meet its commitments detailed above through funds generated from operations or from unused credit under its revolving line of credit.

FINANCING ARRANGEMENTS

The Company maintains a credit agreement which provides for total credit facilities of $300 million, consisting of a $135 million term loan and a $165 million revolving line of credit. At December 29, 2001 there was $180.0 million of debt outstanding, with $15.0 million classified as current due to scheduled principal payments commencing in March, 2002. The Company anticipates it will be able to meet its debt obligations through funds generated from operations. During January 2002, the Company had net borrowings of $20.0 million under the revolving line of credit and $93.9 million of undrawn capacity.

Under the terms of the credit agreement, the Company is required to maintain certain financial ratios. In addition, the credit agreement also places restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt.

NEW ACCOUNTING PRONOUNCEMENTS

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards ("Statement") No. 142, "Goodwill and Other Intangible Assets". Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives are no longer subject to amortization. Accordingly, the Company ceased amortization of all goodwill upon adoption. Additionally, intangible assets that have a finite life continue to be amortized over their useful lives. Operating income was $23.0 million and $28.5 million for the first quarters of fiscal 2002 and 2001, respectively. Had the Company applied the non-amortization provisions of Statement No. 142 in the first quarter of fiscal 2001, operating income would have been $28.8 million. See discussion in Note 3 of the "Notes to Consolidated Financial Statements" of this report for a further discussion of the impact of Statement No. 142 to the Company.

Statement No. 142 also requires that goodwill be tested for impairment at least annually. Impairment exists when the carrying amount of goodwill exceeds its fair market value. The Company performed the impairment tests upon the adoption of Statement No. 142 on October 1, 2001. Fair value was determined using the discounted cash flow methodology. Based upon the initial impairment tests, the Company has determined that no impairment of goodwill exists. Additional evaluations of goodwill may be performed in future periods should any circumstances arise that would indicate that the carrying value of goodwill might be impaired. The Company intends to comply with the requirements of Statement No. 142 and test the carrying value of goodwill on an annual basis. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" , which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and the disposal of a segment of a business. The Company expects to adopt Statement No. 144 in fiscal 2003 and does not expect such adoption will have a material effect on the Company's financial position and results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest expense is sensitive to changes in interest rates. In this regard, changes in interest rates affect the interest paid on its debt. To mitigate the impact of interest rate fluctuations, the Company has historically maintained interest rate swap agreements on notional amounts totaling $100 million, which is currently over 50% of its outstanding debt balance.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company believes that the interest rate swap agreements limit substantial risk if interest rates should fluctuate. If interest rates should change by 2 percentage points for the remainder of the 2002 fiscal year from those rates in effect at December 29, 2001, and considering the effects of the Company's interest rate swap agreements, interest expense would increase/decrease by approximately $1.2 million. These amounts are determined by considering the hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements. The sensitivity analysis also assumes no changes in the Company's financial structure.


FORWARD LOOKING STATEMENTS

Except for the historical information stated herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties which could cause the Company's actual results to differ materially from those in the forward looking statements. Such risks and uncertainties include but are not limited to: changes in customer demand and pricing, the possibility of consolidation throughout the retail sector, the impact of economic and political conditions on retail advertising spending and our distribution system, postal and paper prices, possible governmental regulation or legislation affecting aspects of the Company's business, the efficiencies achieved with technology upgrades, the amount of shares the Company will purchase in the future under its buyback program, fluctuations in interest rates related to the outstanding debt and other general economic factors.


                           PART II - OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2002 Annual Meeting of Stockholders of ADVO, Inc. (the "Company"), held on January 17, 2002, the following matters were submitted to a vote of the stockholders.

1. The election of seven Directors to serve until the Annual Meeting of Stockholders in 2003.

2. The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 28, 2002.

Each of the two proposals was approved by the stockholders in its entirety. For a list of the directors elected and the votes cast for and against each of the proposals, reference is made to Exhibit No. 22, Report of Inspectors of Election for ADVO, Inc.'s Annual Meeting, attached hereto.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibit Index

           Exhibit No.                 Exhibits
           -----------                 --------

               22 Report of Inspectors of Election for ADVO, Inc.'s Annual Meeting.


     (b)   Reports on Form 8-K

A report on Form 8-K dated October 26, 2001 was filed by the Company during the first quarter ended December 29, 2001. The Form 8-K reported under item 5 thereof the Company's announcement of three internal executive level promotions:
Donald McCombs from Executive Vice President ("EVP") and Chief Financial Officer to EVP - President, ADVO Operations Group, Julie Abraham from Senior Vice President ("SVP") of Finance and Controller to SVP and Chief Financial Officer, and John Dearing from SVP of Fulfillment to SVP of Security Management.

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




                                   ADVO, Inc.






Date: February 11, 2002            By:  /s/ JULIE ABRAHAM
      -----------------                 --------------------------------------
                                             Julie  Abraham
                                              Senior Vice President
                                              and Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)