Form 10-Q
period 2002-03-30
ADVO INC
filed 2002-05-14
CIK 801622

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 30, 2002

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                                ------------------    -----------------

Commission file number 1-11720


                                   ADVO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                     06-0885252

(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


One Univac Lane, P.O. Box 755, Windsor, CT              06095-0755
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number including area code:      (860) 285-6100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No

As of April 27, 2002 there were 20,069,100 shares of common stock outstanding.

                                   ADVO, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                          QUARTER ENDED MARCH 30, 2002



                         Part I - Financial Information
                                                                            Page

Item 1.   Financial Statements (Unaudited).

          Consolidated balance sheets -
              March 30, 2002 and September 29, 2001.                           2

          Consolidated statements of operations -

              Six months and three months ended March 30, 2002 and
              March 31, 2001.                                                  3

          Consolidated statements of cash flows -
              Six months ended March 30, 2002 and March 31, 2001.              4

          Notes to consolidated financial statements.                          5

Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                                      8

Item 3.   Quantitative and Qualitative Disclosures
              about Market Risk.                                              13



                           Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K.                                  14

Signatures                                                                    15

                                   ADVO, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (In thousands, except share data)

                                                        March 30,     September 29,
ASSETS                                                    2002            2001
                                                        ---------     ----------
Current assets:
     Cash and cash equivalents                          $  10,593     $  17,728
     Accounts receivable, net                             115,053       119,388
     Inventories                                            2,832         2,840
     Prepaid expenses and other current assets              8,120         7,282
     Investment in deferred compensation plan              13,379        11,493
     Deferred income taxes                                 11,145        11,319
                                                        ---------     ---------
        Total current assets                              161,122       170,050

Property, plant and equipment                             256,748       246,936
Less accumulated depreciation and amortization           (137,354)     (126,455)
                                                        ---------     ---------
  Net property, plant and equipment                       119,394       120,481
Goodwill                                                   21,600        21,525
Other assets                                               13,003        10,264
                                                        ---------     ---------
                  TOTAL ASSETS                          $ 315,119     $ 322,320
                                                        =========     =========

LIABILITIES
Current liabilities:
     Current portion of long-term debt                  $  15,000     $  11,250
     Notes payable - short term                             1,715         2,390
     Accounts payable                                      30,451        37,759
     Accrued compensation and benefits                     23,646        21,531
     Deferred compensation plan                            13,379        11,493
     Other current liabilities                             38,095        44,678
                                                        ---------     ---------
        Total current liabilities                         122,286       129,101

Long-term debt                                            157,250       173,750
Notes payable - long term                                      --         1,715
Deferred income taxes                                      10,173         9,852
Other liabilities                                           5,030         4,949

STOCKHOLDERS' EQUITY
Series A Convertible preferred stock, $.01 par value
    (Authorized 5,000,000 shares, none issued)                 --            --
Common stock, $.01 par value (Authorized
    40,000,000 shares, issued 30,464,213
    and 30,317,994 shares, respectively)                      305           303
Additional paid-in capital                                200,785       197,222
Accumulated earnings                                       39,830        19,321
                                                        ---------     ---------
                                                          240,920       216,846

Less common stock held in treasury, at cost              (217,295)     (208,620)
Accumulated other comprehensive loss                       (3,245)       (5,273)
                                                        ---------     ---------
Total stockholders' equity                                 20,380         2,953
                                                        ---------     ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $ 315,119     $ 322,320
                                                        =========     =========



                             See Accompanying Notes.

                                   ADVO, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                     Six months ended      Three months ended
                                   ---------------------   ---------------------
                                    March 30,  March  31,  March 30,    March 31,
                                      2002        2001       2002         2001
                                   ---------    --------   ---------    --------
REVENUES                            $561,369    $569,324    $274,433    $271,783
Costs and expenses:
    Cost of sales                    409,217     413,346     201,786     200,346
     Selling, general and
       administrative                107,835     105,164      53,445      50,194
    Provision for bad debts            4,112       3,017       1,987       1,924
                                    --------    --------    --------    --------
OPERATING INCOME                      40,205      47,797      17,215      19,319

Interest expense                       6,864       9,177       3,349       4,538
Other expense, net                       787         221         493         103
                                    --------    --------    --------    --------
Income before income taxes            32,554      38,399      13,373      14,678

Provision for income taxes            12,045      14,208       4,948       5,431
                                    --------    --------    --------    --------

NET INCOME                          $ 20,509    $ 24,191    $  8,425    $  9,247
                                    ========    ========    ========    ========


BASIC EARNINGS PER SHARE            $   1.03    $   1.20    $    .42    $    .46
                                    ========    ========    ========    ========

DILUTED EARNINGS PER SHARE          $   1.01    $   1.17    $    .42    $    .45
                                    ========    ========    ========    ========


 Weighted average basic shares        19,939      20,105      19,950      20,183
 Weighted average diluted shares      20,281      20,650      20,276      20,713









                             See Accompanying Notes.

                                   ADVO, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)



                                                                   Six  months ended
                                                             --------------------------
                                                               March 30,      March 31,
                                                                  2002          2001
                                                             ------------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $   28,633     $ 13,313

Cash flows from investing activities:
   Acquisition of property, plant and equipment                 (13,370)     (16,537)
   Proceeds from disposals of property, plant and equipment         301           94
   Distributions from equity affiliates                              44           --
   Acquisitions/joint ventures, net of cash acquired               (450)      (9,255)
                                                               --------     --------

NET CASH USED BY INVESTING ACTIVITIES                           (13,475)     (25,698)


Cash flows from financing activities:
  Revolving line of credit - net                                 (9,000)       6,000
  Payments on long-term debt                                     (3,750)          --
  (Decrease) increase in note payable - net                      (2,391)       4,030
   Proceeds from exercise of stock options                        1,522        4,523
  Purchase of common stock for treasury                          (8,674)      (3,976)
                                                               --------     --------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                (22,293)      10,577
                                                               --------     --------

Decrease in cash and cash equivalents                            (7,135)      (1,808)
Cash and cash equivalents at beginning of period                 17,728        6,003
                                                               --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 10,593     $  4,195
                                                               ========     ========


Noncash activities:
Change in fair value of interest rate swap liabilities            2,028       (3,129)
Change in noncash portion of deferred compensation plan           1,967       (1,197)









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

Operating results for the six month period ended March 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 29, 2001. Certain reclassifications have been made in the fiscal 2001 financial statements to conform with the fiscal 2002 presentation.



2.   SUMMARY OF ACCOUNTING POLICIES

Long-lived assets

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("Statement") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and for the disposal of a segment of a business. The Company expects to adopt Statement No. 144 in fiscal 2003 and does not expect such adoption to have a material effect on the Company's financial position or results of operations.



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

The following table reflects actual results of operations for the six month and three month periods ended March 30, 2002 and pro-forma results of operations for the six month and three month periods ended March 31, 2001 had the Company applied the non-amortization provisions of Statement No. 142 in those periods:

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


                                                 Six months ended            Three months ended
                                            ------------------------    -----------------------
                                              March 30,    March 31,     March 30,     March 31,
                                                2002         2001          2002          2001
                                            ----------    ----------    ----------   ----------
(In thousands, except per share data)
Reported net income                         $   20,509    $   24,191    $    8,425   $    9,247
Add:  Goodwill amortization, net of tax             --           439            --          234
                                            ----------    ----------    ----------   ----------
Adjusted net income                         $   20,509    $   24,630    $    8,425   $    9,481
                                            ==========    ==========    ==========   ==========

Reported basic earnings per share           $     1.03    $     1.20    $      .42   $      .46
Add: Goodwill amortization, net of tax              --           .02            --          .01
                                            ----------    ----------    ----------   ----------
Adjusted basic earnings per share           $     1.03    $     1.22    $      .42   $      .47
                                            ==========    ==========    ==========   ==========

Reported diluted earnings per share         $     1.01    $     1.17    $      .42   $      .45
Add: Goodwill amortization, net of tax              --           .02            --          .01
                                            ----------    ----------    ----------   ----------
Adjusted diluted earnings per share         $     1.01    $     1.19    $      .42   $      .46
                                            ==========    ==========    ==========   ==========


Intangible assets that continue to be subject to amortization are included in other assets and consist primarily of customer based intangibles with a gross carrying value of $4.0 million and accumulated amortization of $3.4 million at March 30, 2002.

Amortization expense for the quarter and six months ended March 30, 2002 was $0.1 million and $0.2 million, respectively. Amortization expense is estimated to be $0.2 million for the remainder of fiscal 2002, $0.3 million for fiscal 2003. Subsequent to fiscal 2003, all intangible assets are expected to be fully amortized.


4.   COMPREHENSIVE INCOME

Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. The Company's comprehensive income was as follows:

                                             Six months ended         Three months ended
                                           -------------------      --------------------
                                           March 30,  March 31,     March 30,    March 31,
                                             2002       2001          2002        2001
                                           --------    -------      --------    --------
(In thousands)
Net income                                 $ 20,509    $ 24,191     $  8,425    $  9,247
Other comprehensive income (loss):
   Unrealized gain (loss) on derivative
    instruments                               2,028      (3,129)       1,362      (1,552)
                                           --------    --------     --------    --------
Total comprehensive income                 $ 22,537    $ 21,062     $  9,787    $  7,695
                                           ========    ========     ========    ========

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


5.  EARNINGS PER SHARE

Basic earnings per share excludes the effect of common stock equivalents, such as stock options, and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as stock options, were exercised.

                                    Six months ended       Three months ended
                                  --------------------   ---------------------
                                  March 30,  March 31,   March 30,   March 31,
                                     2002       2001       2002          2001
                                  ---------    -------    -------    --------
(In thousands, except
   per share data)
Net income                          $20,509    $24,191    $ 8,425    $ 9,247

Weighted average basic shares        19,939     20,105     19,950     20,183

Effect of dilutive securities:

  Stock options                         310        508        305        494
  Restricted stock                       32         37         21         36
                                    -------    -------    -------    -------
Dilutive potential common shares        342        545        326        530

Weighted average diluted shares      20,281     20,650     20,276     20,713
                                    =======    =======    =======    =======

Basic earnings per share            $  1.03    $  1.20    $   .42    $   .46
                                    =======    =======    =======    =======

Diluted earnings per share          $  1.01    $  1.17    $   .42    $   .45
                                    =======    =======    =======    =======

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS

REVENUES Revenues for the second quarter of fiscal 2002 were $274.4 million, representing a 1.0% increase over the second quarter of fiscal 2001. Contributing to this result were increases in the Company's core shared mail business, notably the continued extension of newspaper partnerships and second-in-home dates, and incremental revenues of $1.8 million associated with the acquisition of the New Jersey Shoppers Guide ("NJ Shopper") in the third quarter of the previous fiscal year. The increase in shared mail revenue was primarily due to pricing gains, in part as a result of the postal rate increases effective in the prior year, partially offset by shifts in product mix and weights.

For the year-to-date period ended March 30, 2002, the Company's revenues were $561.4 million reflecting a 1.4% decrease from the prior year period. This decrease was primarily driven by volume declines which took place in the first quarter of fiscal 2002, and to a lesser degree, shifts in product mix and weights. Partially offsetting these year-to-date declines were pricing gains, due in part to the postal rate increases in the prior year. Also offsetting the revenue decline for the first six months of fiscal 2002 was a 7.3% year over year revenue increase in the Company's A.N.N.E. (ADVO National Network Extension) brokered distribution program and $3.9 million of incremental revenues associated with the Company's acquisition of the NJ Shopper in the third quarter of fiscal 2001.

Revenue per thousand pieces remained relatively constant for the three months ended March 30, 2002 at $38.53 versus $38.66 for the same period in fiscal 2001. Revenue per thousand pieces was $39.48 for the six months ended March 30, 2002, representing a 0.4% increase over the comparable period in the prior year. Average pieces per package were 7.63 for the second quarter and 7.84 for the six months ended March 30, 2002, decreasing 3.4% and 4.6%, respectively, from the prior year due to the dilutive effect of the second in-home date mailings. Conversely, these mailings contributed to the increase in shared mail packages delivered to 856.3 million packages and 1,655.9 million packages for the three and six months ended March 30, 2002, representing a 5.9% and 3.6% increase, respectively, over the prior year period. Also, total shared mail pieces distributed increased 2.3% and decreased 1.2% for the second quarter and first half of fiscal 2002, respectively, compared to the same periods in fiscal 2001.


OPERATING EXPENSES Cost of sales as a percentage of revenue was 73.5% for the second quarter of fiscal 2002 decreasing 0.2 percentage points when compared to the same period in the prior year. The decrease was primarily the result of continued improvements and efficiencies in the branch operations of the Company and lower print costs. In absolute terms, cost of sales increased $1.4 million for the three months ended March 30, 2002 when compared to the same period in the prior year. The increase was due to higher distribution costs partially offset by lower print and paper costs and branch efficiencies. Distribution costs, consisting primarily of postage costs, increased for the second quarter of fiscal 2002. This net increase was the result of the postal rate increase in the prior fiscal year and higher postage costs resulting from the 5.9% increase in shared mail packages delivered in the second quarter of fiscal 2002.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of sales as a percentage of revenue for the first half of fiscal 2002 increased 0.3 percentage points to 72.9% when compared to the first half of fiscal 2001. This increase primarily resulted from underweight postage costs incurred as a result of the decline in average pieces per package due to the expected dilutive effect of the second in-home date initiatives. In absolute terms, cost of sales decreased $4.1 million for the first six months of fiscal 2002 versus 2001. The decrease was caused primarily by lower print costs due to volume declines and lower paper prices. Also contributing to the decrease were lower production costs, particularly temporary labor cost reductions associated with the year over year 1.2% decrease in shared mail pieces processed and improved branch efficiencies. Offsetting these decreases in cost of sales were higher postage costs resulting from the postal rate increase in the prior year and the 3.6% increase in shared mail packages distributed during the first half of fiscal 2002.

For the three and six month periods ended March 30, 2002, selling, general and administrative costs, including the provision for bad debts, increased $3.3 million and $3.8 million, respectively, when compared to the same periods in the prior year. As a percentage of revenue, these costs increased 1.0 and 0.9 percentage points for the three and six months ended March 30, 2002 versus the comparable periods in fiscal 2001. The increase in selling, general and administrative costs for the second quarter and year-to-date periods was due to incremental security costs incurred when the Company established at the beginning of the fiscal year an executive level Office of Safety and Security designed to ensure the safety of the Company's operations for its associates, clients and consumers. The increase in selling, general and administrative costs was also affected by lower incentive wages in the prior year versus the current year. Also impacting year-to-date selling, general and administrative expenses were the organizational realignment costs incurred during the first quarter of fiscal 2002. These increases were offset by reductions in spending due to strict fixed cost controls implemented throughout the organization.

OPERATING INCOME The Company reported operating income of $17.2 million for the second quarter of fiscal 2002 compared to $19.3 million for the second quarter of fiscal 2001. For the first half of fiscal 2002, operating income was $40.2 million versus $47.8 million for the same period in the prior year.

INTEREST EXPENSE Interest expense decreased $1.2 million and $2.3 million for the three and six month periods ended March 30, 2002, respectively. The decreases were due to lower market rates of interest and a decrease in the average outstanding debt balance.

INCOME TAXES The effective income tax rate was 37% for both the three and six months ended March 30, 2002 and March 31, 2001.

EARNINGS PER SHARE Diluted earnings per share was $0.42 for the second quarter of fiscal 2002 versus $0.45 for the same period of the prior year. On a year-to-date basis, diluted earnings per share was $1.01 for the current period versus $1.17 in the comparable prior year period.

FINANCIAL CONDITION

Working capital decreased $2.1 million from September 29, 2001 to March 30, 2002. The change in working capital was the result of decreases in current assets and current liabilities of $8.9 million and $6.8 million, respectively.

The change in current assets was due in part to a decrease in cash and cash equivalents as a result of scheduled debt repayments, treasury stock purchases made under the Company's buyback program and the timing of vendor payments. A decrease in accounts receivable, due to improved collections, also contributed to the decrease in current assets.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The decrease in current liabilities was attributed to the following: decreases in accounts payable due to the timing of vendor payments, decreases in other current liabilities relating to the timing of customer advance payments and the change in the fair value of interest rate swap liabilities. Offsetting these decreases were increases in taxes payable associated with the timing of payments, increases in accrued compensation and benefits due to higher incentive compensation and increases in the current portion of long term debt due to scheduled debt payments.

Stockholders' equity of $20.4 million at March 30, 2002 reflects an increase of $17.4 million from September 29, 2001. The increase was primarily attributable to net income of $20.5 million. Other increases in equity were derived from employee related stock activity of $3.6 million and a $2.0 million reduction in the fair value of derivative instruments. These increases were offset by treasury stock purchases of $8.7 million. The treasury stock purchases consisted of $7.3 million made on the open market associated with the Company's buyback program and $1.4 million pursuant to elections by employees to satisfy withholding requirements under the Company's restricted stock and stock option plans.


PROPERTY, PLANT AND EQUIPMENT

Investments in property, plant and equipment for the six month period ended March 30, 2002 were $13.4 million. Software development for the order management, order fulfillment and targeting solutions systems, as well as, upgrades to the human resource/payroll systems, deployment of computer hardware and renovations at certain of the Company's facilities account for the majority of the capital expenditures. The Company expects its capital expenditures for the entire year to be approximately $35.0 million.


LIQUIDITY

The Company's main source of liquidity continues to be funds generated from operating activities. In addition, the Company has available unused credit commitments of $116.5 million that may be used to fund operating activities.

The net cash provided by operating activities was $28.6 million for the six months ended March 30, 2002 versus $13.3 million for the six months ended March 31, 2001. The year over year increase resulted primarily from the change in accounts receivable due to improved collections and the change in accrued compensation and benefits as a result of the incentive payment which was made in fiscal 2001 for which no comparable payment was made in the current fiscal year.

Cash and cash equivalents for the first six months of fiscal 2002 decreased $7.1 million to $10.6 million. The decrease was comprised of net cash used for investing and financing activities of $13.5 million and $22.3 million, respectively, offset partially by net cash provided by operating activities of $28.6 million.

Investing activities made during the first half of fiscal 2002 primarily consisted of $13.4 million for the capital expenditures detailed above. Investing activities for the first half of the prior fiscal year included $16.5 million of capital expenditures and $9.3 million for acquisitions and joint ventures, most notably for the $8.3 million acquisition of MMSI, net of cash acquired, and including subsequent contingent consideration paid in the second quarter of fiscal 2001.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Net cash used for financing activities was $22.3 million for the year-to-date period ended March 30, 2002 versus net cash provided by financing activities of $10.6 million in the same prior year period. In the current year, financing activities consisted of debt payments of $12.8 million which included net payments on the revolver and scheduled principal payments on the term loan, payment of a $2.4 million note resulting from the acquisition of MMSI in the prior year, and $8.7 million of treasury stock purchases offset by $1.5 million of proceeds from stock option exercises. In the prior year, financing activities included net borrowings of $6.0 million, a $4.0 million note payable related to the acquisition of MMSI and $4.5 million of proceeds from stock option exercises offset by treasury stock purchases of $4.0 million.


Contractual and commercial commitments

The Company's contractual obligations are as follows.

(In millions)         Long term debt    Operating leases
                      --------------    ----------------
Less than one year        $ 15.0             $ 13.2
One to three years         157.3               26.3
Four to five years            --               11.3
After five years              --               16.2
                          ------             ------
  Total                   $172.3             $ 67.0
                          ======             ======

The Company's long-term debt obligations are discussed below in the "Financing Arrangements" section. The Company leases property in its normal business operations under noncancellable operating leases. Certain of these leases contain renewal options and certain leases also provide for cost escalation payments.

The Company has various agreements with International Business Machines Corporation ("IBM") Global Services to provide systems development, technical support, a customer support center and server farm management services to the Company. The noncancellable portions of these contracts have lapsed allowing the Company to cancel these contracts subject to termination charges ranging from $9.6 million in fiscal 2002 to $1.7 million in fiscal 2006 depending on the year in which the cancellation becomes effective.

The Company has outstanding letters of credit of approximately $7.5 million under separate agreements expiring in April 2003 primarily relating to its worker's compensation program.

The Company anticipates it will be able to meet its commitments detailed above through funds generated from operations or from unused credit under its revolving line of credit.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




FINANCING ARRANGEMENTS

The Company maintains a credit agreement which provides for total credit facilities of $300 million, consisting of a $135 million term loan and a $165 million revolving line of credit. At March 30, 2002, there was $172.3 million of debt outstanding, with $15.0 million classified as current due to scheduled principal payments. The Company anticipates it will be able to meet its debt obligations through funds generated from operations. During April 2002, the Company borrowed an additional $15.0 million under the revolving line of credit.

Under the terms of the credit agreement, the Company is required to maintain certain financial ratios. In addition, the credit agreement also places restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt.


NEW ACCOUNTING PRONOUNCEMENTS

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards ("Statement") No. 142, "Goodwill and Other Intangible Assets". Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives are no longer subject to amortization. Accordingly, the Company ceased amortization of all goodwill upon adoption. Additionally, intangible assets that have a finite life continue to be amortized over their useful lives. Operating income was $17.2 million and $19.3 million for the second quarter of fiscal 2002 and 2001, respectively, and $40.2 million and $47.8 million for the first six months of fiscal 2002 and 2001, respectively. Had the Company applied the non-amortization provisions of Statement No. 142 in fiscal 2001, operating income would have been $19.7 million and $48.5 million for the three and six months ended March 31, 2001. See the discussion in Note 3 of the "Notes to Consolidated Financial Statements" of this report for a further discussion of the impact of Statement No. 142 to the Company.

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


CRITICAL ACCOUNTING POLICIES

The SEC issued financial reporting release FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies". Critical accounting polices are defined as those that are most important to the portrayal of a company's financial condition and results and which require complex or subjective judgements or estimates. The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates under different assumptions and conditions. The Company had determined its critical accounting polices to include the allowance for doubtful accounts and the valuation of goodwill and intangible assets.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectibility of its receivables on an ongoing basis taking into account a combination of factors. On a monthly basis, the Company conducts meetings to identify and review potential problems, such as a bankruptcy filing or deterioration in the customer's financial condition to ensure the Company is adequately accrued for potential loss. The Company also calculates a trended write-off of bad debts over a rolling twelve-month period and takes into account aging category and historical trends. If a customer's situation changes, such as bankruptcy or creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts.


Valuation of goodwill and intangible assets

Goodwill represents the excess purchase price over fair value of net assets acquired in connection with purchase business combinations. With the adoption of Statement No. 142, the Company ceased amortization of goodwill, but is now subject to an annual impairment test as discussed under "New Accounting Pronouncements". The Company's goodwill impairment test was performed by comparing the net present value of projected cash flows to the carrying value of goodwill. The Company utilized discount rates determined by management to be similar with the level of risk in the current business model. The Company has determined that no impairment of goodwill exists. If the assumptions the Company made regarding estimated cash flows, such as future operating performance and other factors to determine the fair value, is less favorable than expected, the Company may be required to record an impairment charge.


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

The Company believes that the interest rate swap agreements limit substantial risk if interest rates should fluctuate. If interest rates should change by 2 percentage points for the remainder of the 2002 fiscal year from those rates in effect at March 30, 2002, assuming no change in the outstanding debt balance and considering the effects of the Company's interest rate swap agreements, interest expense would increase/decrease by approximately $1.2 million.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FORWARD LOOKING STATEMENTS

Except for the historical information stated herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties which could cause the Company's actual results to differ materially from those in the forward looking statements. Such risks and uncertainties include but are not limited to: changes in customer demand and pricing; the possibility of consolidation throughout the retail sector; the impact of economic and political conditions on retail advertising spending and our distribution system; postal and paper prices; possible governmental regulation or legislation affecting aspects of the Company's business; the efficiencies achieved with technology upgrades and other general economic factors.




                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibit Index

           Exhibit No.         Exhibits



     (b)   Reports on Form 8-K

           No report on Form 8-K was filed by the Company with respect to the quarter ended March 30, 2002.

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                   SIGNATURES






        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           ADVO, Inc.






Date: May 14, 2002                         By: /s/ JOHN SPERIDAKOS
                                              ----------------------------
                                                  John Speridakos
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)