Form 10-Q
period 2002-06-29
ADVO INC
filed 2002-08-13
CIK 801622

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 29, 2002

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to __________________

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

Yes [X]   No [ ]

As of July 27, 2002 there were 19,978,750 shares of common stock outstanding.

                                   ADVO, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                           QUARTER ENDED JUNE 29, 2002




                                                                            Page
                                                                            ----
                    Part I - Financial Information


Item 1.   Financial Statements (Unaudited).

          Consolidated balance sheets -
              June 29, 2002 and September 29, 2001.                           2

          Consolidated statements of operations -
              Nine months and three months ended
              June 29, 2002 and June 30, 2001.                                3

          Consolidated statements of cash flows -
              Nine months ended June 29, 2002
              and June 30, 2001.                                              4

          Notes to consolidated financial statements.                         5

Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of Operations.               9

Item 3.   Quantitative and Qualitative Disclosures
              about Market Risk.                                             14


                    Part II - Other Information

Item 5.    Other Information.                                                15
Item 6.    Exhibits and Reports on Form 8-K.                                 15

Signatures                                                                   16

                                   ADVO, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (In thousands, except share data)

                                                           June 29,       September 29,
ASSETS                                                       2002             2001
                                                          ----------       ----------
Current assets:
     Cash and cash equivalents                            $   19,744       $   17,728
     Accounts receivable, net                                107,197          119,388
     Inventories                                               3,068            2,840
     Prepaid expenses and other current assets                 7,998            7,282
     Investment in deferred compensation plan                 11,731           11,493
     Deferred income taxes                                    12,716           11,319
                                                          ----------       ----------
        Total current assets                                 162,454          170,050

Property, plant and equipment                                263,019          246,936
Less accumulated depreciation and amortization              (142,381)        (126,455)
                                                          ----------       ----------
  Net property, plant and equipment                          120,638          120,481
Goodwill                                                      22,174           21,525
Other assets                                                  12,523           10,264
                                                          ----------       ----------
                  TOTAL ASSETS                            $  317,789       $  322,320
                                                          ==========       ==========

LIABILITIES
Current liabilities:
     Current portion of long-term debt                    $   20,000       $   11,250
     Notes payable - short term                                1,715            2,390
     Accounts payable                                         30,923           37,759
     Accrued compensation and benefits                        25,928           21,531
     Deferred compensation plan                               11,731           11,493
     Other current liabilities                                37,845           44,678
                                                          ----------       ----------
        Total current liabilities                            128,142          129,101

Long-term debt                                               145,000          173,750
Notes payable - long term                                         --            1,715
Deferred income taxes                                         10,789            9,852
Other liabilities                                              5,014            4,949

STOCKHOLDERS' EQUITY
Series A Convertible preferred stock, $.01 par value
    (Authorized 5,000,000 shares, none issued)                    --               --
Common stock, $.01 par value (Authorized
    40,000,000 shares, issued 30,549,002
    and 30,317,994 shares, respectively)                         305              303
Additional paid-in capital                                   203,043          197,222
Accumulated earnings                                          49,974           19,321
                                                          ----------       ----------
                                                             253,322          216,846

Less common stock held in treasury, at cost                 (222,090)        (208,620)
Accumulated other comprehensive loss                          (2,388)          (5,273)
                                                          ----------       ----------
Total stockholders' equity                                    28,844            2,953
                                                          ----------       ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $  317,789       $  322,320
                                                          ==========       ==========


                             See Accompanying Notes.

                                   ADVO, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                        Nine months ended           Three months ended
                                        -----------------           ------------------
                                      June 29,      June 30,      June 29,      June 30,
                                        2002          2001          2002          2001
                                      --------      --------      --------      --------
REVENUES                              $842,308      $851,083      $280,939      $281,759
Costs and expenses:
    Cost of sales                      615,892       615,918       206,675       202,572
     Selling, general and
       administrative                  161,436       158,824        53,602        53,660
    Provision for bad debts              5,467         4,471         1,355         1,454
                                      --------      --------      --------      --------
OPERATING INCOME                        59,513        71,870        19,307        24,073

Interest expense                        10,035        13,426         3,170         4,249
Other expense, net                         823           406            36           185
                                      --------      --------      --------      --------
Income before income taxes              48,655        58,038        16,101        19,639

Provision for income taxes              18,002        21,474         5,957         7,266
                                      --------      --------      --------      --------

NET INCOME                            $ 30,653      $ 36,564      $ 10,144      $ 12,373
                                      ========      ========      ========      ========


BASIC EARNINGS PER SHARE              $   1.54      $   1.81      $    .51      $    .61
                                      ========      ========      ========      ========

DILUTED EARNINGS PER SHARE            $   1.51      $   1.77      $    .50      $    .60
                                      ========      ========      ========      ========


 Weighted average basic shares          19,963        20,151        20,010        20,242
 Weighted average diluted shares        20,305        20,629        20,353        20,585


                             See Accompanying Notes.

                                   ADVO, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)



                                                                     Nine months ended
                                                                     -----------------
                                                                  June 29,       June 30,
                                                                    2002           2001
                                                                  --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         $ 58,138       $ 42,901

Cash flows from investing activities:
   Acquisition of property, plant and equipment                    (21,932)       (22,958)
   Proceeds from disposals of property, plant and equipment            331            118
   Distributions from equity affiliates                                 71             --
   Acquisitions/joint ventures, net of cash acquired                (1,429)       (14,303)
                                                                  --------       --------

NET CASH USED BY INVESTING ACTIVITIES                              (22,959)       (37,143)

Cash flows from financing activities:
  Revolving line of credit - net                                   (12,500)         1,000
  Payments on long-term debt                                        (7,500)            --
  (Decrease) increase in note payable - net                         (2,391)         4,105
  Proceeds from exercise of stock options                            2,692          4,733
  Purchase of common stock for treasury                            (13,469)        (4,954)
                                                                  --------       --------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                   (33,168)         4,884
                                                                  --------       --------

Effect of exchange rate changes on cash and cash equivalents             5             --
                                                                  --------       --------

Increase in cash and cash equivalents                                2,016         10,642
Cash and cash equivalents at beginning of period                    17,728          6,003
                                                                  --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 19,744       $ 16,645
                                                                  ========       ========



Noncash activities:
Change in fair value of                                              2,876         (2,849)
   interest rate swap liabilities
Change in noncash portion of deferred
   compensation plan                                                   341         (1,184)
Note receivable in sale of business                                     --            415


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

Operating results for the nine month period ended June 29, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 29, 2001. Certain reclassifications have been made in the fiscal 2001 financial statements to conform with the fiscal 2002 presentation.

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

Foreign Currency Translation

The functional currency for the Company's Canadian operation is the Canadian dollar. As such, assets and liabilities are translated into United States dollars at month-end exchange rates. Income and expenses are translated into United States dollars at average rates of exchange for the reporting period. The resulting translation adjustments, as well as, gains and losses from certain intercompany transactions are reported in a separate component of stockholders' equity.

3.    ACQUISITIONS

During the third quarter of the current fiscal year, the Company acquired two businesses for a total of $0.9 million, all paid in cash. On June 5, 2002, the Company acquired FACC Corporation ("FACC") based in Toronto, Canada which includes both FACC and Breezeway Communications, Inc. FACC, which has been renamed ADVO Canada, Inc., is an innovator in both targeting and distribution of in-home print advertising in Canada. On May 29, 2002, the Company acquired a franchise operation directly from the franchisee of the Company's MailCoups subsidiary.

The purchase price for both companies was allocated to the fair value of assets acquired totaling $1.5 million and liabilities assumed of $1.2 million and resulted in goodwill of $0.6 million which is expected to be deductible for tax purposes. Under the terms of the purchase agreement with FACC, the Company may be required to pay certain contingencies if certain future earnings objectives are achieved.

The results of operations for the acquired companies have been included in the consolidated statement of operations from the acquisition dates. The acquired assets have been recorded at their estimated fair values. The acquisitions did not have a material pro-forma effect on operations for the periods prior to the acquisition.

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


4.    GOODWILL AND OTHER INTANGIBLE ASSETS

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

The increase in the carrying amount of goodwill from the beginning of the fiscal year to June 29, 2002 is the result of the Company's acquisitions during the third quarter of fiscal 2002.

The following table reflects actual results of operations for the nine-month and three-month periods ended June 29, 2002 and pro-forma results of operations for the nine-month and three-month periods ended June 30, 2001 had the Company applied the non-amortization provisions of Statement No. 142 in those periods:

                                                 Nine months ended               Three months ended
                                                 -----------------               ------------------
                                              June 29,        June 30,        June 29,        June 30,
                                                2002            2001            2002            2001
                                             ----------      ----------      ----------      ----------
(In thousands, except per share data)
Reported net income                          $   30,653      $   36,564      $   10,144      $   12,373
Add:  Goodwill amortization, net of tax              --             724              --             285
                                             ----------      ----------      ----------      ----------
Adjusted net income                          $   30,653      $   37,288      $   10,144      $   12,658
                                             ==========      ==========      ==========      ==========


Reported basic earnings per share            $     1.54      $     1.81      $      .51      $      .61
Add: Goodwill amortization, net of tax               --             .04              --             .01
                                             ----------      ----------      ----------      ----------
Adjusted basic earnings per share            $     1.54      $     1.85      $      .51      $      .62
                                             ==========      ==========      ==========      ==========


Reported diluted earnings per share          $     1.51      $     1.77      $      .50      $      .60
Add: Goodwill amortization, net of tax               --             .04              --             .01
                                             ----------      ----------      ----------      ----------
Adjusted diluted earnings per share          $     1.51      $     1.81      $      .50      $      .61
                                             ==========      ==========      ==========      ==========


Intangible assets that continue to be subject to amortization are included in other assets and consist primarily of customer based intangibles with a gross carrying value of $4.0 million and accumulated amortization of $3.5 million at June 29, 2002.

Amortization expense for the quarter and nine months ended June 29, 2002 was $0.1 million and $0.3 million, respectively. Amortization expense is estimated to be $0.1 million for the remainder of fiscal 2002 and $0.4 million for fiscal 2003. Subsequent to fiscal 2003, all intangible assets are expected to be fully amortized.

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


5.    COMPREHENSIVE INCOME

Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. The Company's comprehensive income was as follows:

                                                   Nine months ended            Three months ended
                                                   -----------------            ------------------
                                                 June 29,      June 30,       June 29,      June 30,
                                                   2002          2001           2002          2001
                                                 --------      --------       --------      --------
(In thousands)
Net income                                       $ 30,653      $ 36,564       $ 10,144      $ 12,373
Other comprehensive income (loss):
   Unrealized gain (loss) on derivative
    instruments                                     2,876        (2,849)           848           280
   Foreign currency translation adjustments             9            --              9            --
                                                 --------      --------       --------      --------
Total comprehensive income                       $ 33,538      $ 33,715       $ 11,001      $ 12,653
                                                 ========      ========       ========      ========


6.    EARNINGS PER SHARE

Basic earnings per share excludes the effect of common stock equivalents, such as stock options, and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as stock options, were exercised.

                                             Nine months ended           Three months ended
                                             -----------------           ------------------
                                           June 29,      June 30,      June 29,      June 30,
                                             2002          2001          2002          2001
                                           --------      --------      --------      --------
(In thousands, except per share data)
Net income                                 $ 30,653      $ 36,564      $ 10,144      $ 12,373

Weighted average basic shares                19,963        20,151        20,010        20,242

Effect of dilutive securities:
  Stock options                                 315           443           324           310
  Restricted stock                               27            35            19            33
                                           --------      --------      --------      --------
Dilutive potential common shares                342           478           343           343


Weighted average diluted shares              20,305        20,629        20,353        20,585
                                           ========      ========      ========      ========

Basic earnings per share                   $   1.54      $   1.81      $    .51      $    .61
                                           ========      ========      ========      ========

Diluted earnings per share                 $   1.51      $   1.77      $    .50      $    .60
                                           ========      ========      ========      ========

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    NON-RECURRING CHARGES

In the third quarter of the current fiscal year, the Company recorded a pre-tax charge of approximately $4.2 million, or $0.13 per share, in selling, general and administrative costs for structural changes to the organization. The changes resulting from this charge will strengthen the focus of the Company's sales and marketing efforts.

During the third quarter of fiscal 2001, the Company recorded a pre-tax charge of approximately $1.9 million, or $0.06 per share, in selling, general and administrative costs as a result of a pre-existing contractual agreement upon the resignation of the former President and Chief Operating Officer.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS

REVENUES For the third quarter and nine months ended June 29, 2002 revenues were $280.9 million and $842.3 million, respectively, decreasing 0.3% and 1.0% from the comparable periods in fiscal 2001. The decline in revenues was attributable to decreases in volumes and shifts in product mix and weights, offset by pricing gains due in part to the postal rate increases in the prior year. Revenue results included decreases in shared mail products and declines in revenues associated with the Company's MailCoups subsidiary. These decreases were offset by increases in the Company's A.N.N.E. (ADVO National Network Extension) brokered distribution program and revenues associated with the Company's second in-home date mailings, as well as, revenue associated with the acquisition of ADVO Canada. In June 2002, the Company acquired FACC Corporation based in Toronto, Canada, which has been renamed ADVO Canada. In addition, offsetting the year-to-date revenue decline were incremental revenues associated with the Company's acquisition of the New Jersey Shoppers Guide in the third quarter of fiscal 2001 of approximately $4.0 million.

Revenue per thousand pieces for the three months ended June 29, 2002 was $39.81, representing a 0.5% decrease over the comparable period in the prior year. Revenue per thousand pieces remained relatively constant for the nine months ended June 29, 2002 at $39.59 versus $39.54 for the same period in fiscal 2001. Average pieces per package were 7.55 for the third quarter and 7.74 for the nine months ended June 29, 2002, decreasing 5.6% and 5.0%, respectively, from the prior year due to the dilutive effect of the second in-home date mailings. Conversely, these additional mailings contributed to the increase in shared mail packages delivered to 853.6 million packages and 2,509.5 million packages for the three and nine months ended June 29, 2002, representing a 6.4% and 4.5% increase, respectively, over the prior year period. Also, total shared mail pieces distributed increased 0.4% and decreased 0.7% for the third quarter and nine months of fiscal 2002, respectively, compared to the same periods in fiscal 2001.

OPERATING EXPENSES Cost of sales as a percentage of revenue increased 1.7 and
0.7 percentage points, respectively, for the three and nine months ended June 29, 2002 when compared to the same periods last year. The increase for both periods primarily resulted from underweight postage costs incurred as a result of the decline in average pieces per package due to the expected dilutive effect of the second in-home date initiatives, as well as fewer pieces in the Company's core packages. This increase was offset to a degree by continued improvements and efficiencies in the branch operations of the Company and favorable print and paper costs.

In absolute terms, cost of sales increased $4.1 million to $206.7 million for the third quarter of fiscal 2002 and remained essentially flat at $615.9 million for the nine months ended June 29, 2002 when compared to the same periods in the prior year. The increase was due to higher distribution and security costs, offset to a degree by lower print and paper costs and branch operational efficiencies. Distribution costs, consisting primarily of postage costs, increased for the three months ended June 29, 2002 due to higher postage costs resulting from the 6.4% increase in shared mail packages delivered in the current quarter. Security costs related to operations increased quarter over quarter as the Company continues to strengthen its security and safety, as announced at the beginning of the fiscal year. Print costs decreased for the third quarter due to volume declines and lower paper prices. Cost of sales for the nine months ended June 29, 2002 was affected by the same factors detailed above in the analysis for the quarter, however, higher distribution and security costs were offset entirely by lower print and paper costs and branch operating efficiencies.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent to the end of the third quarter, on June 30, 2002, new postage rates became effective. The new rates represent approximately a 3.0% increase to the Company's shared mail clients. The Company expects its preplanning activities in the past months will result in a full pass-through of the new postal rate increase.

Selling, general and administrative costs ("SG&A costs"), including the provision for bad debt, decreased $0.2 million and increased $3.6 million, respectively, for the three and nine months ended June 29, 2002 when compared to the same periods in the prior year. As a percentage of revenues, SG&A costs remained flat at 19.6% for the third quarter of fiscal 2002 and increased 0.6 percentage points for the nine months ended June 29, 2002 versus the comparable periods in fiscal 2001.

For the third quarter and nine months ended June 29, 2002, SG&A costs included a $4.2 million charge, recorded in the current quarter, relating to structural changes in the Company. The changes resulting from this charge will strengthen the focus of the Company's sales and marketing efforts. Third quarter costs also included incremental security costs related to the Company's newly established Office of Safety and Security. These increases were offset by lower incentive wages and lower commission expense in the current period versus the prior period, and reductions in spending due to strict fixed cost controls implemented throughout the organization. In the third quarter of fiscal 2001, SG&A costs included a $1.9 million charge as a result of a pre-existing contractual agreement with the Company's former President and Chief Operating Officer ("COO"). In addition, SG&A costs for the nine months ended June 29, 2002, also included organizational realignment costs incurred during the first quarter of fiscal 2002.

OPERATING INCOME For the third quarter of fiscal 2002, the Company reported operating income of $19.3 million compared to $24.1 million for the third quarter of fiscal 2001. Operating income was $59.5 million for the year to date period ended June 29, 2002 versus $71.9 million for the same period in the prior year.

Excluding the $4.2 million structural charge in the third quarter of fiscal 2002 and the $1.9 million charge related to the former COO in the third quarter of fiscal 2001, operating income would have been $23.5 million and $26.0 million, respectively, for the current and prior year third quarter.

INTEREST EXPENSE Interest expense decreased $1.1 million and $3.4 million for the three and nine month periods ended June 29, 2002, respectively. The decreases were due to lower market rates of interest and a decrease in the average outstanding debt balance.

INCOME TAXES The effective income tax rate was 37% for both the three and nine months ended June 29, 2002 and June 30, 2001.

EARNINGS PER SHARE For the three months ended June 29, 2002, the Company reported diluted earnings per share of $0.50 versus $0.60 for the same period of the prior year. Excluding the $4.2 million structural charge, diluted earnings per share would have increased $0.13 per share in the third quarter of fiscal 2002. Excluding the $1.9 million charge related to the former COO, diluted earnings per share would have increased $0.06 per share in the third quarter of fiscal 2001. Diluted earnings per share was $1.51 for the nine months ended June 29, 2002 and $1.77 in the comparable prior year period.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Working capital was $34.3 million at June 29, 2002, decreasing $6.6 million from September 29, 2001. The decrease in working capital from the end of the prior fiscal year was primarily related to the $7.6 million decrease in current assets offset by $1.0 million decrease in current liabilities. The decrease in current assets was primarily attributed to a decrease in accounts receivable due to improved and focused collection efforts and lower revenues in fiscal 2002 versus fiscal 2001. This decrease was offset by an increase in cash and cash equivalents and deferred income taxes. The overall decrease in current liabilities was the result of the following: decreases in accounts payable due to the timing of vendor payments, decreases in other current liabilities relating to the timing of customer advance payments and the change in the fair value of interest rate swap liabilities. Offsetting these decreases were increases in accrued compensation and benefits due to the third quarter structural charge and an increase in the current portion of long-term debt due to scheduled debt payments.

Stockholders' equity increased $25.9 million to $28.8 million at June 29, 2002. The increase in stockholders' equity was primarily the result of the Company's net income of $30.7 million. Also contributing to the increase was $5.8 million of stock/option related transactions by associates and a positive $2.9 million change in the fair value of derivative instruments since the beginning of the fiscal year. These increases were offset by treasury stock purchases of $13.5 million, which consisted of $11.2 million made on the open market associated with the Company's buyback program and $2.3 million pursuant to elections by employees to satisfy withholding requirements under the Company's restricted stock and stock option plans.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment investments were $21.9 million for the nine-month period ended June 29, 2002. These capital investments consisted mainly of software development for several new systems being developed, as well as, upgrades to the human resource/payroll systems, deployment of computer hardware and renovations at certain of the Company's facilities. The Company expects its capital expenditures for the entire year to be between $35.0 million and $37.0 million.

LIQUIDITY

The Company's main source of liquidity continues to be funds generated from operating activities. In addition, the Company has available unused credit commitments of $120.0 million that may be used to fund operating activities.

The Company experienced a $15.2 million increase in net cash provided by operating activities for the nine months ended June 29, 2002. The year over year increase resulted primarily from the change in accounts receivable due to improved collections and the change in accrued compensation and benefits as a result of two items: the fiscal 2000 incentive payment which was made in fiscal 2001 for which no comparable payment was made in fiscal year 2002 and the structural charge in the current quarter. The favorable change in accounts payable year over year also contributed to the increase in cash provided by operating activities.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cash and cash equivalents for the first nine months of fiscal 2002 increased $2.0 million to $19.7 million. The increase was comprised of net cash outlays for investing activities of $23.0 million and financing activities of $33.2 million partially offset by net cash provided by operating activities of $58.1 million.

Investing activities of $23.0 million during the first nine months of fiscal 2002 primarily consisted of $21.9 million for the capital expenditures detailed previously, and acquisitions and joint ventures totaling $1.4 million, primarily related to the acquisition of ADVO Canada and a MailCoups franchisee in the current quarter. Investing activities for the first nine months of the prior fiscal year included $23.0 million of capital expenditures and $14.3 million for acquisitions and joint ventures, most notably for the $8.3 million acquisition of MMSI, net of cash acquired and the New Jersey Shoppers Guide for $4.9 million.

Net cash used for financing activities was $33.2 million for the nine months ended June 29, 2002 versus net cash provided by financing activities of $4.9 million in the same prior year period. In the current year, financing activities consisted of debt payments of $20.0 million which included net payments on the revolver and scheduled principal payments on the term loan, payment of a $2.4 million note resulting from the acquisition of MMSI in the prior year, and $13.5 million of treasury stock purchases. These uses of cash were offset by $2.7 million of proceeds from option exercises under the Company's stock option plans. In the prior year, financing activities included net borrowings of $1.0 million, a $4.1 million note payable related to the acquisition of MMSI and proceeds of $4.7 million relating to stock option exercises offset by treasury stock purchases of $5.0 million.

Contractual and commercial commitments

The Company's contractual obligations are as follows:

(In millions)                           Long-term debt          Operating leases
                                        --------------          ----------------
Less than one year                          $ 20.0                   $ 13.2
One to three years                           145.0                     23.4
Four to five years                              --                     11.1
After five years                                --                     16.2
                                            ------                   ------
  Total                                     $165.0                   $ 63.9
                                            ======                   ======

The Company's long-term debt obligations are discussed below in the "Financing Arrangements" section. The Company leases property in its normal business operations under noncancellable operating leases. Certain of these leases contain renewal options and certain leases also provide for cost escalation payments.

The Company has various agreements with International Business Machines Corporation ("IBM") Global Services to provide systems development, technical support, a customer support center and server farm management services to the Company. The noncancellable portions of these contracts have lapsed, allowing the Company the option to cancel these contracts subject to termination charges ranging from $9.6 million in fiscal 2002 to $1.7 million in fiscal 2006 depending on the year in which the cancellation becomes effective.

The Company has outstanding letters of credit of approximately $7.5 million under separate agreements expiring in April 2003, primarily relating to its worker's compensation program.

The Company anticipates it will be able to meet its commitments detailed above through funds generated from operations or from unused credit under its revolving line of credit.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCING ARRANGEMENTS

The Company maintains a credit agreement which provides for total credit facilities of $300 million, consisting of a $135 million term loan and a $165 million revolving line of credit. At June 29, 2002, there was $165.0 million of debt outstanding, with $20.0 million classified as current due to scheduled principal payments. The Company anticipates it will be able to meet its debt obligations through funds generated from operations. During July 2002, the Company borrowed an additional $10.0 million under the revolving line of credit.

Under the terms of the credit agreement, the Company is required to maintain certain financial ratios. In addition, the credit agreement also places restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt.

NEW ACCOUNTING PRONOUNCEMENTS

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards ("Statement") No. 142, "Goodwill and Other Intangible Assets". Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives are no longer subject to amortization. Accordingly, the Company ceased amortization of all goodwill upon adoption. Additionally, intangible assets that have a finite life continue to be amortized over their useful lives. Operating income was $19.3 million and $24.1 million for the third quarter of fiscal 2002 and 2001, respectively, and $59.5 million and $71.9 million for the first nine months of fiscal 2002 and 2001, respectively. Had the Company applied the non-amortization provisions of Statement No. 142 in fiscal 2001, operating income would have been $24.5 million and $73.0 million for the three and nine months ended June 30, 2001. See the discussion in Note 3 of the "Notes to Consolidated Financial Statements" of this report for a further discussion of the impact of Statement No. 142 to the Company.

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

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectibility of its receivables on an ongoing basis taking into account a combination of factors. On a monthly basis, the Company conducts meetings to identify and review potential problems, such as a bankruptcy filing or deterioration in the customer's financial condition, to ensure the Company is adequately accrued for potential loss. The Company also calculates a trended write-off of bad debts over a rolling twelve-month period and takes into account aging category and historical trends. If a customer's situation changes, such as bankruptcy or creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts.

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

The Company believes that the interest rate swap agreements limit substantial risk if interest rates should fluctuate. If interest rates should change by 2 percentage points for the remainder of the 2002 fiscal year from those rates in effect at June 29, 2002, assuming no change in the outstanding debt balance and considering the effects of the Company's interest rate swap agreements, interest expense would increase/decrease by approximately $0.3 million.

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

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Beginning in July 2002, the Company's internal audit function will be performed by PricewaterhouseCoopers.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit Index

            Exhibit No.    Exhibits
            -----------    --------
               99a         Certification of Periodic Report - CEO.

               99b         Certification of Periodic Report - CFO.


      (b)   Reports on Form 8-K

            No report on Form 8-K was filed by the Company with respect to the quarter ended June 29, 2002.

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



                                       ADVO, Inc.

Date: August 13, 2002                  By: /s/ JOHN SPERIDAKOS
                                           --------------------------
                                              John Speridakos
                                              Vice President and Controller
                                              (Principal Accounting Officer)