Form 10-K
period 2002-09-28
ADVO INC
filed 2002-12-12
CIK 801622

                                   ADVO, INC.

                                   FORM 10-K

                               SEPTEMBER 28, 2002

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended September 28, 2002

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from  __________ to  __________

Commission file number 1-11720
                                   ADVO, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                          06-0885252
--------------------------------------------       --------------------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer Identification No.)
        incorporation or organization)
 One Univac Lane, P.O. Box 755, Windsor, CT                         06095-0755
--------------------------------------------       --------------------------------------------
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

                                      NONE
                                    -------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant at November 22, 2002 was $647,324,333. On that date, there were 19,829,748 outstanding shares of the registrant's common stock.

Documents Incorporated by Reference:

Portions of the 2002 Annual Report to Stockholders are incorporated by reference into Parts II and IV of this Report.

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   ADVO, INC.
                          INDEX TO REPORT ON FORM 10-K
                     FOR THE YEAR ENDED SEPTEMBER 28, 2002

                                     PART I

ITEM                                                                   PAGE
----                                                                   ----
 1.      Business....................................................    1

 2.      Properties..................................................    6

 3.      Legal Proceedings...........................................    6

 4.      Submission of Matters to a Vote of Security Holders.........    6

                                  PART II

 5.      Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................    6

 6.      Selected Financial Data.....................................    7

 7.      Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    7

 7  A.   Quantitative and Qualitative Disclosure about Market Risk...    7

 8.      Financial Statements and Supplementary Data.................    7

 9.      Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    7

                                 PART III

10.      Directors and Executive Officers of the Registrant..........    7

11.      Executive Compensation......................................    9

12.      Security Ownership of Certain Beneficial Owners and
         Management..................................................    9

13.      Certain Relationships and Related Transactions..............   10

14.      Controls and Procedures.....................................   10

                                  PART IV

15.      Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................   10

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     ADVO, Inc. ("ADVO" or the "Company") is a full service targeted direct mail marketing services company primarily engaged in soliciting and processing printed advertising from retailers, manufacturers and service companies for targeted distribution by both shared and solo mail, as well as private carrier delivery, to consumer households in the United States and Canada on a national, regional and local basis. The Company's shared mail advertising programs reach up to 102 million U.S. households on a weekly and monthly basis.

     The Company satisfies clients of all types and sizes, with customized targeting solutions for their marketing communication needs. Founded in 1929 as a hand delivery company, the Company entered the direct mail industry as a solo mailer in 1946 and began its shared mail program in 1980. The Company currently is the largest commercial user of standard mail (formerly third-class mail) in the United States.

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

     ADVO's principal executive offices are located at One Univac Lane, Windsor, Connecticut 06095.

PRODUCTS AND SERVICES

     ADVO's direct mail marketing products and services include shared mail and solo mail. ADVO provides ancillary services in conjunction with its direct mail marketing programs and also provides private carrier delivery in certain markets. In addition, the Company provides direct mail advertising solutions for local neighborhood businesses. The Company's consumer web-site, ShopWise.com, allows retailers to electronically target promotions and values to subscribers.

SHARED MAIL

     In the Company's branded shared mail program (ShopWise(TM)), the advertisements of several advertisers are combined into a single mail package.

     The Company customizes shared mail packages by targeting levels selected by the customer. In most instances, each household within the predetermined targeting level will receive a mail package. The Company offers various targeting levels for the designated mailing area of the customer's distribution based on the level of geo-demographic precision that is requested by the customer. Individual customers can choose predetermined clusters of ZIP Code zones, all ZIP Codes covered by a program, or ADVO Targeting Zones ("ATZs"). ATZs enable advertisers to target their ads to consumer clusters of about 3,500 households. ATZs are neighboring postal carrier delivery routes within a ZIP Code that are clustered together based on shared demographic characteristics and proximity to key retail shopping areas.

     The flexibility and targeting capabilities of the ATZ platform enables customers, such as retail store chains, to select areas serviced by their retail stores and, at the same time, distribute different versions to reach their choice consumers. The Company uses geographic, demographic and psychographic data to tailor the customers' advertisements to their targeted audience.

     The Company's shared mail program offers the features of penetration and targeted marketing at a significant cost reduction when compared to mailing on an individual or solo mail basis. This cost advantage is available because the Company pays the total postage expense, and advertisers are generally charged a selling price based on, among other factors, the incremental weight of their promotional piece.

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

     ShopWise(TM) is a weekly distribution program covering, on average, approximately 65 million households in approximately 130 markets, in essentially all major metropolitan markets. This program is used by local and national retailers. The zone configuration selected for each market is normally determined by population density and by proximity to retail outlets. Retailers with multiple locations and weekly frequency have a great influence on the zones chosen by the Company for its weekly distribution. The Company derives most of its revenues from the ShopWise(TM) shared mail program.

     The Company is part of a network, known as ADVO National Network Extension ("A.N.N.E."), comprised of regional shared mail companies which provide its clients with extended coverage outside the markets already served by the Company. Approximately 32 million additional households can be reached on a shared mail basis through A.N.N.E. The Company handles the clients' orders directly and manages distribution of their advertising through A.N.N.E.'s members. Conversely, A.N.N.E. enables participating members (shared mail companies) to offer their clients extended marketplace reach using the Company's household coverage.

SOLO MAIL

     Solo mail services include addressing and processing brochures and circulars for an individual customer for distribution through the USPS. Each customer bears the full cost of postage and handling for each mailing. Customers choosing this form of direct mail are generally those who wish to maintain an exclusive image and complete control over the timing and the target of their mailings, or who want to mail to areas where the Company does not have a shared mail program.

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

     The Company established its ShopWise.com subsidiary to focus on the continuing development of the Company's Internet-related business initiatives and the development of its consumer web-site, ShopWise.com. This site is personalized to a member's zip code and shopping preferences and allows retailers to electronically target promotions and values to subscribers.

     MailCoups, Inc. ("MailCoups"), a wholly owned subsidiary of ADVO, is a franchise-based cooperative coupon mail company headquartered in Avon, Massachusetts. This company, operating under the trade name of Super Coups, creates and distributes attractive, cost-effective targeted coupons in a distinctive envelope format for local neighborhood merchants via an extended network of franchise owners. At the end of fiscal 2002, MailCoups had approximately 220 franchise units in 24 states.

     On June 5, 2002, the Company announced the acquisition of FACC Corporation ("FACC"), which includes both First Avenue and Breezeway Communications Inc., based in Toronto, Canada. FACC is an innovator in both the targeting and distribution of in-home print advertising. Similar to ADVO, FACC uses a proprietary software tool that leverages both geographic and demographic information to help identify desirable audiences and targeted advertising messages to consumers.

     FACC's client base of approximately 100 companies includes most major international food service/restaurant groups and international packaged goods manufacturers. FACC distributes over 250 million pieces of advertising mail per year to targeted segments of Canada's 11 million households. FACC was renamed ADVO Canada.

     The Company acquired the New Jersey Shoppers Guide ("NJ Shopper") in April 2001. The NJ Shopper is a weekly direct mail shopper which is distributed in Southern New Jersey. The NJ Shopper has a weekly circulation of approximately 400,000 households that supplements the Company's current distribution.

     In November 2000, the Company acquired Mail Marketing Systems, Inc., ("MMSI") a privately held direct mail advertising company located in Jessup, Maryland. The acquisition of MMSI complements ADVO's core distribution network by providing additional shared mail coverage to approximately 3.1 million households in 60 smaller market areas not served by ADVO prior to the acquisition. MMSI also provides solo direct mail advertising for its clients.

     Acquisitions made by the Company in the past three fiscal years have been accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired companies were included in the consolidated statements of operations from their acquisition date.

     During the past three fiscal years, the Company executed strategic initiatives, which complement and expand the Company's core advertising programs by meeting a wider range of client needs in markets already served through targeted distribution. These initiatives include newspaper alliances, additional in-home mailing dates and new rural expansion programs.

     The formation of newspaper alliances offers clients a new integrated print advertising solution which combines targeted direct mail with newspaper distribution while synergizing distribution costs. By joining newspaper and direct mail distribution, both clients and consumers benefit from the efficiencies and enriched content of these targeted advertising offerings. At the end of fiscal 2002, the Company was participating in five newspaper alliances.

     The Company's second strategic initiative was the introduction of additional in-home mailing dates. These additional programs offer existing clients added targeting capabilities through delivery on weekends and also provide new opportunities with clients who traditionally prefer weekend in-home dates. At the end of fiscal 2002, the Company had additional mailings in these existing markets, Albuquerque, Las Vegas, Detroit, Akron, Orange County/Los Angeles and Houston (ShopWise(TM) Valores).

     The additional mailing programs in Detroit and Orange County markets represent newspaper alliances where the Company jointly distributes with local newspapers a second weekly program. This strengthens print advertising options for the Company's clients and creates a richer package with more attractive choices for consumers.

     The Company extended its core shared mail advertising program by establishing its rural expansion program. Once a month, the Company reaches approximately four million additional rural U.S. households and provides targeted shared mail advertising coverage to areas which previously were only serviced via solo mail.

MAILING LIST

     ADVO's management believes its computerized mailing list is the largest residential/household mailing list in the country. It contains over 126 million delivery points (constituting nearly all of the households in the United States). The Company's management believes that the list is particularly valuable and that replication in its entirety by competitors would be extremely difficult and costly. The list enables the Company to target mailings to best serve its customers.

CUSTOMER BASE

     Typically, the Company's customers are those businesses whose products and services are used by the general population. These businesses (including supermarkets, quick serve restaurants, drug stores, discount and department stores and home furnishing retailers) require continuous advertising to a mass audience. The enhanced targeting capabilities of the Company's distribution system has lead to the development of opportunities for new customer categories, such as, telecommunications, insurance, financial services, and entertainment companies. The Company's targeting capabilities can also provide additional opportunities for more effective advertising to existing customers who advertise to a mass audience.

     In fiscal 2002, 2001 and 2000, no one customer accounted for more than 6% of the Company's sales.

OPERATIONS

     Customers' advertising circulars are processed by approximately 1,700 production employees who work at 20 mail processing facilities which are strategically located throughout the nation. Inserting machines (which combine the individual advertising pieces into the mailing packages), and addressing and labeling equipment are the principal pieces of equipment used to process the Company's products and services. The Company is using the Alphaliner, which is a computerized mail collator/inserter, at eight of its mail processing facilities. The Alphaliner offers higher speed and capacity, enhanced productivity, computerized controls which automate order processing, and is electronically integrated with other machines, and links to ADVO's order fulfillment system. The Alphaliner rollout to the remaining facilities is expected to continue.

     In all 20 of ADVO's mail processing facilities, the transportation department analyzes and sorts all mailings to the appropriate USPS facility. Each of the Company's facilities has a Detached Mail Unit ("DMU") where the USPS is on site and verifies and accepts all of ADVO's mailings. The Company's mail is accepted under an optional procedure which compares financial, production and other business records in lieu of the standard verification procedures of weighing 100% of the mail in bulk. Approximately 90% of the time, the Company ships the mail directly to the local post office for final delivery by the individual postal carrier. The Company tracks the mail from its departure at our mail processing facilities to its final destination at local post offices and monitors timely and proper delivery of client's advertisement on the requested in-home delivery dates.

     MailCoups operates a cooperative direct mail coupon advertising business by performing print and distribution services for the franchisees at its one production facility. MMSI operates under a business model and environment similar to ADVO's at its one production facility. MMSI provides shared mail programs predominately in the Mid-Atlantic states, as well as a full range of solo mail services.

     The Company entered into an agreement with IBM Global Services ("IBM"), to provide computer processing, systems development, and systems legacy support to the Company. The Company's regions, sales offices and corporate headquarters are on-line with this computer center, enabling the day-to-day processing functions to be performed and providing corporate headquarters with management information. The systems include: order processing and production control, transportation/distribution, address list maintenance, market analysis, label printing and distribu-tion, billing and financial systems, human resources and payroll processing, carrier routing of addresses received from customer files, and demographic analyses. The Company also has agreements with IBM to provide for a customer support center (help desk) and client server (server farm) management services.

COMPETITION

     In general, the printed advertising market is highly competitive with companies competing primarily on the basis of the ability to target selected potential customers on a cost-effective basis and speed of delivery. ADVO's competitors for the delivery of retail and other printed advertising are numerous, and include newspapers, regional and local mailers, direct marketing firms, "shoppers" and "pennysavers."

     Newspapers represent the Company's most significant and direct competition. Through the distribution of preprinted circulars, classified advertising and run of press advertising ("ROP"), newspapers have historically been the traditional and dominant medium for advertising by retailers. Insertion rates are highly competitive and many newspapers' financial resources are substantial.

     ADVO's principal direct marketing competitors are other companies with residential lists and similar cooperative mailing programs. These companies have a significant presence in many of the Company's markets and represent competition to the Company's ShopWise(TM) shared mail program in those markets.

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

EMPLOYEES

     As of September 28, 2002, the Company had a total of approximately 3,900 full and part-time employees. ADVO also uses outside temporary employees for the outsourcing of certain production jobs and during busy seasons.

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

ITEM 2. PROPERTIES

     ADVO does not own any real estate except for its corporate headquarters. The corporate headquarters, located in Windsor, Connecticut, consists of two buildings totaling approximately 136,000 square feet. The Company leases 23 production facilities, including the MailCoups, MMSI and ADVO Canada facilities, and approximately 50 sales offices (which excludes the sales offices that are located in the mail processing facilities) throughout the United States. The Company believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained. All of the Company's production facilities are maintained and monitored by a professional security firm. Access to the facilities is strictly limited to authorized personnel only.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     ADVO's 2002 Annual Report to Stockholders includes on page 39 under the caption "Quarterly Financial Data (Unaudited)" the reported high and low market prices of ADVO's common stock for the past two fiscal years, and such information is incorporated herein by reference and made a part hereof (see
Exhibit 13).

     During fiscal years ended September 28, 2002, September 29, 2001, and September 30, 2000, the Company declared no cash dividends. The Company is currently subject to debt covenants regarding future cash dividends exceeding $.025 per share as stipulated in its credit agreement dated December 9, 1999, with JPMorgan Chase (formerly Chase Manhattan Bank).

     The closing price as of November 22, 2002 of the Company's common stock, under the symbol AD, on the New York Stock Exchange as reported in The Wall Street Journal was $33.25 per share. The approximate number of holders of record of the common stock on November 22, 2002 was 606.

     During fiscal 2002, the Company engaged in no sales of its securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is included in ADVO's 2002 Annual Report to Stockholders on page 21 under the caption "Selected Financial Data" and is incorporated herein by reference and made a part hereof (see Exhibit 13).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is included in ADVO's 2002 Annual Report to Stockholders on pages 22 through 27 under the caption "Financial Report" and is incorporated herein by reference and made a part hereof (see
Exhibit 13).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is included in ADVO's 2002 Annual Report to Stockholders on page 27 under the caption "Market Risk" and is incorporated herein by reference and made a part hereof (see Exhibit 13).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ADVO's consolidated financial statements, together with the Report of Independent Auditors thereon dated October 16, 2002 appearing on pages 28 through 40 of ADVO's 2002 Annual Report to Stockholders, are incorporated herein by reference and made a part hereof (see Exhibit 13).

     The selected quarterly information required by this item is included under the caption "Quarterly Financial Data (Unaudited)" on page 39 of ADVO's 2002 Annual Report to Stockholders and is incorporated herein by reference and made a part hereof (see Exhibit 13).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item, to the extent not set forth below, appears on pages 3 and 4 of the Company's definitive proxy statement dated December 12, 2002 for the annual meeting of stockholders to be held on January 16, 2003 (the "Proxy Statement"), under the caption "Election of Directors," and on page 6 of the Proxy Statement under the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by reference and made a part hereof.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                   AGE                    POSITION WITH COMPANY
----                                   ---                    ---------------------
Gary M. Mulloy.......................  57    Chairman and Chief Executive Officer
Edwin Harless........................  55    Executive Vice President--Chief Administrative Officer
Myron L. Lubin.......................  62    Executive Vice President--President, Diversified
                                             Business Group
Donald E. McCombs....................  46    Executive Vice President--President, Operations Group
                                               and Acting Chief Financial Officer
John S. Dearing......................  48    Senior Vice President--Safety and Security
Vince Giuliano.......................  55    Senior Vice President--Government Relations
Stephanie Molnar.....................  43    Senior Vice President--Marketing and Client Logistics
A. Brian Sanders.....................  41    Senior Vice President--Sales and Business Development
David Stigler........................  59    Senior Vice President--Chief Legal and Public Affairs
                                               Officer and General Counsel and Corporate Secretary
B. Kabe Woods........................  47    Senior Vice President--Targeting and Network Management
Christopher T. Hutter................  36    Vice President--Treasurer and Investor Relations
John D. Speridakos...................  41    Vice President and Controller

     Mr. Mulloy became Chairman of the Board on June 28, 1999 and Chief Executive Officer on January 1, 1999. From November 1996 to December 1998, he was President and Chief Operating Officer. Mr. Mulloy was elected to the Board of Directors on December 3, 1996.

     Mr. Harless became Executive Vice President--Chief Administrative Officer on May 14, 2002. From August 2000 to May 2002 he was Senior Vice President--Chief Human Resources Officer. Prior to that, he held various positions at Aventis-Behring ("Aventis"), a subsidiary of Aventis, S.A., the world's largest life science company, including Senior Vice President and General Manager from October 1997 to August 2000 and Vice President of Human Resources from 1995 to October 1997.

     Mr. Lubin became Executive Vice President--President, Diversified Business Group (previously known as Strategic Business Development) on April 12, 2000. Prior to that, he has held various positions with the Company since 1981 including most recently, Executive Vice President--Marketing and Sales from November 1998 to April 2000 and Senior Vice President--Chief Sales Officer from December 1995 to October 1998.

     Mr. McCombs became Executive Vice President--President, Operations Group on October 26, 2001 and acting Chief Financial Officer as of November 12, 2002. Prior to that, he held various positions with the Company since 1987, including most recently, Executive Vice President and Chief Financial Officer from December 1998 to October 2001, Senior Vice President and Chief Financial Officer from November 1997 to November 1998 and Vice President--Financial Planning and Investor Relations from 1989 to October 1997.

     Mr. Dearing became Senior Vice President - Safety and Security on October 26, 2001. Prior to that, he has held various positions with the Company since 1998, including Senior Vice President--Fulfillment/Operations from July 1999 to October 2001 and Vice President of Resource Management and Logistics from February 1998 to June 1999. From December 1995 to February 1998, he was Senior Director of Operations at Anchor Glass Container Corporation.

     Mr. Giuliano has been Senior Vice President--Government Relations since October 28, 1996. From April 1983 to October 1996, he was Vice
President--Government Relations.

     Ms. Molnar became Senior Vice President--Marketing and Client Logistics on May 14, 2002. Prior to that, she held various positions with the Company since 1983, including most recently,

Senior Vice President--Client Logistics from March 2000 to May 2002 and Regional Vice President of the Mid-Atlantic Region from December 1995 to March 2000.

     Mr. Sanders became Senior Vice President--Sales and Business Development on May 14, 2002. Prior to that, he held various positions with the Company since 1997 including Senior Vice President--Sales and Client Marketing from February 1999 to May 2002, and Senior Vice President--Chief Marketing Officer from May 1997 to February 1999. For the five years prior to that, he held several executive positions at Pilkington Barnes-Hind, Inc., a division of Pilkington Vision Care.

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

     Mr. Speridakos became Vice President and Controller on April 1, 2002. Prior to that, he held the position of Vice President and Assistant Controller from October 2001 to March 2002. From June 2000 to June 2001, he was Chief Financial Officer for Aluminium.com. Prior to that, he served in the Controllership capacity for Bloomberg L.P. from June 1998 to March 2000. From August 1987 to November 1997, he was Corporate Controller for ASSA Abloy, Inc.

     The Company is not aware of any family relationships between any of the foregoing officers and any of the Company's directors. Each of the foregoing officers holds such office until his or her successor shall have been duly chosen and shall have been qualified, or until his earlier resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included under the caption "Executive Compensation" on pages 6 through 17 (except for those portions appearing under the subcaptions "Report of the Compensation and Nomination Committee", "Company Financial Performance" and "Audit Committee Report"), and "Governance of the Company" on pages 2 and 3, of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on page 2 and on page 5, respectively, of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

     The following table presents information regarding the Company's equity compensation plans at September 28, 2002:

                           NUMBER OF SECURITIES         WEIGHTED AVERAGE       NUMBER OF SECURITIES
                            TO BE ISSUED UPON          EXERCISE PRICE OF      REMAINING AVAILABLE FOR
PLAN                     EXERCISE OF OUTSTANDING      OUTSTANDING OPTIONS,     FUTURE ISSUANCE UNDER
CATEGORY               OPTIONS, WARRANTS AND RIGHTS   WARRANTS AND RIGHTS    EQUITY COMPENSATION PLANS
--------               ----------------------------   --------------------   -------------------------
Equity compensation
plans approved by
shareholders(a)......           2,055,114                   $31.882                  1,114,300

Equity compensation
plans not approved by
shareholders.........          --                          --                       --
                                ---------                   -------                  ---------
TOTAL................           2,055,114                   $31.882                  1,114,300
                                =========                   =======                  =========

------------

(a) -- Includes the 1998 Incentive Compensation Plan and the 1990 Non-Employee Directors' Restricted Stock Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this Annual Report on Form 10-K, the Company evaluated under the supervision and with the participation of management, the principal executive officer and principal financial officer, the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is made timely in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission.

     The principal executive officer and principal financial officer concluded, based on their review, that the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports it files under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. No significant changes were made to the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. See the Index to Financial Statements and Financial Statement Schedules on page F-1.

         (2) Financial Statement Schedules. See the Index to Financial Statements and Financial Statement Schedules on page F-1.

         (3) Exhibits. The following is a list of the exhibits to this Report:

EXHIBIT NO.                     EXHIBIT                                      WHERE LOCATED
-----------                     -------                                      -------------
 3(a)        Restated Certificate of Incorporation of        Incorporated by reference to
             ADVO.                                           Exhibit 3(a) to the Company's
                                                             Form 10 filed on September 15, 1986
                                                             (No. 1-11720.)

 3(b)        Restated By-laws of ADVO.                       Incorporated by reference to
                                                             Exhibit 3(b) to the Company's
                                                             Form 8-K dated July 21, 1999.

 4(a)        Amended and Restated Stockholder Protection     Incorporated by reference to Exhibit 4(a) of
             Rights Agreement, dated as of February 10,      the Company's Form 8-K dated November 25, 2002.
             2003, between the Company and Mellon Investor
             Services LLC, as Rights Agent, including
             Exhibit A and Exhibit B.

10(a)        Executive Severance Agreements, dated October   Incorporated by reference to Exhibit 10(m) to
             17, 1995 between ADVO and the executive         the Company's Annual Report on Form 10-K for
             officers named therein.*                        the fiscal year ended September 30, 1995.

10(b)        Information Technology Agreement dated as of    Incorporated by reference to Exhibit 10(o) to
             July 16, 1996 between ADVO and Integrated       the Company's Annual Report on Form 10-K for
             Systems Solutions Corporation.                  the fiscal year ended September 28, 1996.

10(c)        Executive Severance Agreement dated November    Incorporated by reference to Exhibit 10(m) to
             4, 1996 between ADVO and Gary M. Mulloy.*       the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 28, 1996.

10(d)        Executive Severance Agreement dated May 19,     Incorporated by reference to Exhibit 10(k) to
             1997 between ADVO and A. Brian Sanders.*        the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 27, 1997.

10(e)        Employment Agreement dated July 31, 1998        Incorporated by reference to Exhibit 10(m) to
             between ADVO and Gary M. Mulloy.*               the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 26, 1998.

10(f)        Executive Severance Agreements dated October    Incorporated by reference to Exhibit 10(n) to
             17, 1995 between ADVO and the executive         the Company's Annual Report on Form 10-K for
             officers named therein.*                        the fiscal year ended September 26, 1998.

10(g)        Executive Severance Agreement dated October     Incorporated by reference to Exhibit 10(o) to
             17, 1995 between ADVO and David Stigler.*       the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 26, 1998.

10(h)        Executive Severance Agreement dated August 6,   Incorporated by reference to Exhibit 10(r) to
             1997 between ADVO and B. Kabe Woods.*           the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 26, 1998.

10(i)        1998 Incentive Compensation Plan.*              Incorporated by reference to Exhibit A to the
                                                             Company's definitive Proxy Statement for the
                                                             annual meeting held on January 21, 1999.

EXHIBIT NO.                     EXHIBIT                                      WHERE LOCATED
-----------                     -------                                      -------------
10(j)        Executive Severance Agreement dated September   Incorporated by reference to Exhibit 10(q) to
             20, 1999 between ADVO and John S. Dearing.*     the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 25, 1999.

10(k)        Executive Severance Agreement dated September   Incorporated by reference to Exhibit 10(r) to
             27, 1999 between ADVO and Christopher T.        the Company's Annual Report on Form 10-K for
             Hutter.*                                        the fiscal year ended September 25, 1999.

10(l)        Amended and Restated Credit Agreement dated     Incorporated by reference to Exhibit 99(b) of
             December 9, 1999 between ADVO and a syndicate   the Company's Form 8-K dated December 9,
             of lenders led by Chase Manhattan Bank as       1999.
             Administrative Agent.

10(m)        The ADVO Deferred Compensation Plan.*           Incorporated by reference to Exhibit 4(a) of
                                                             the Company's Form S-8 filed on October 6, 2000.

10(n)        The ADVO Deferred Compensation Plan Trust.*     Incorporated by reference to Exhibit 4(e) of
                                                             the Company's Form S-8 filed on October 6, 2000.

10(o)        Executive Severance Agreement dated January     Incorporated by reference to Exhibit 10(p) to
             4, 1999 between ADVO and Donald McCombs.*       the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 30, 2000.

10(p)        Executive Severance Agreement dated July 10,    Incorporated by reference to Exhibit 10(q) to
             2000 between ADVO and Stephanie Molnar.*        the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 30, 2000.

10(q)        Executive Severance Agreement dated July 31,    Incorporated by reference to Exhibit 10(r) to
             2000 between ADVO and Julie Abraham.*           the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 30, 2000.

10(r)        Executive Severance Agreement dated August      Incorporated by reference to Exhibit 10(s) to
             14, 2000 between ADVO and Edwin L. Harless.*    the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 30, 2000.

10(s)        Employment Agreement dated August 21, 2000      Incorporated by reference to Exhibit 10(u) to
             between ADVO and Beth Bronner.*                 the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 30, 2000.

10(t)        Agreement dated April 24, 2001 between ADVO     Incorporated by reference to Exhibit 10 to
             and Beth Bronner.*                              the Company's Quarterly Report on Form 10-Q
                                                             for the quarter ended March 31, 2001.

10(u)        Executive Severance Agreement dated September   Filed herewith.
             5, 2001 between ADVO and John D. Speridakos.*

10(v)        Agreement dated August 19, 2002 between ADVO    Filed herewith.
             and David Barber.*

EXHIBIT NO.                     EXHIBIT                                      WHERE LOCATED
-----------                     -------                                      -------------
13           2002 Annual Report to Stockholders.             Furnished herewith; however, such report,
                                                             except for those portions
                                                             thereof which are expressly
                                                             incorporated by reference into this
                                                             Annual Report on Form 10-K, is for the
                                                             information of the Commission and is
                                                             not deemed "filed."

21           Subsidiaries of the Registrant.                 Filed herewith.

23           Consent of Independent Auditors.                Filed herewith.

24           Power of Attorney.                              See signature page.

99(a)        Certification of Periodic Report Pursuant to    Filed herewith.
             Section 906 of the Sarbanes-Oxley Act of
             2002--Gary M. Mulloy.

99(b)        Certification of Periodic Report Pursuant to    Filed herewith.
             Section 906 of the Sarbanes-Oxley Act of
             2002--Donald E. McCombs.

------------

* Management contract or compensatory plan required to be filed as an exhibit pursuant to item 14(c) of this report.

     (b) Reports on Form 8-K.

     A report on Form 8-K dated August 29, 2002 was filed by the Company and reported under Item 5 thereof, the Company's announcement of the election of Bobbie Gaunt to the Board of Directors.

     Subsequent to the year ended September 28, 2002, the Company filed a Form 8-K dated November 12, 2002 and reported under Item 5 thereof, the Company's announcement that Julie Abraham, Senior Vice President and Chief Financial Officer ("CFO") had decided to leave ADVO for personal reasons. While the Company recruits for a new CFO, Donald E. McCombs, Executive Vice President--President Operations Group, will fill the role, a position he previously held.

     Subsequent to the year ended September 28, 2002, the Company filed a Form 8-K dated November 25, 2002 and reported under Item 5 thereof, the Company's announcement that the Board of Directors had approved an amendment to extend the expiration date of its Stockholder Protection Rights Plan to February 11, 2013, as well as update the plan to reflect current market prices and benchmarks.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: December 12, 2002                   ADVO, Inc.

                                          By:    /s/ JOHN D. SPERIDAKOS
                                            ------------------------------------
                                                    JOHN D. SPERIDAKOS
                                               VICE PRESIDENT AND CONTROLLER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY CONSTITUTES DAVID M. STIGLER AND JOHN D. SPERIDAKOS, AND EACH OF THEM SINGLY, SUCH PERSON'S TRUE AND LAWFUL ATTORNEYS, WITH FULL POWER TO THEM AND EACH OF THEM, TO SIGN FOR SUCH PERSON AND IN SUCH PERSON'S NAME AND CAPACITY AS INDICATED BELOW, ANY AND ALL AMENDMENTS TO THIS REPORT, HEREBY RATIFYING AND CONFIRMING SUCH PERSON'S SIGNATURE AS IT MAY BE SIGNED BY SAID ATTORNEYS TO ANY AND ALL AMENDMENTS.

December 12, 2002  /s/ GARY M. MULLOY                       Chairman, Chief Executive Officer and
                   ---------------------------------------    Director (Principal Executive
                   GARY M. MULLOY                             Officer)

December 12, 2002  /s/ DONALD E. MCCOMBS                    Executive Vice President--President,
                   ---------------------------------------    Operations Group and Acting Chief
                   DONALD E. MCCOMBS                          Financial Officer
                                                              (Principal Financial Officer)

December 12, 2002  /s/ JOHN D. SPERIDAKOS                   Vice President and Controller
                   ---------------------------------------    (Principal Accounting Officer)
                   JOHN D. SPERIDAKOS

December 12, 2002  /s/ TODD BROWN                           Director
                   ---------------------------------------
                   TODD BROWN

December 12, 2002  /s/ DAVID F. DYER                        Director
                   ---------------------------------------
                   DAVID F. DYER

December 12, 2002  /s/ BOBBIE GAUNT                         Director
                   ---------------------------------------
                   BOBBIE GAUNT

December 12, 2002  /s/ JOHN J. MAHONEY                      Director
                   ---------------------------------------
                   JOHN J. MAHONEY

December 12, 2002  /s/ HOWARD H. NEWMAN                     Director
                   ---------------------------------------
                   HOWARD H. NEWMAN

December 12, 2002  /s/ JOHN R. ROCKWELL                     Director
                   ---------------------------------------
                   JOHN R. ROCKWELL

December 12, 2002  /s/ JOHN L. VOGELSTEIN                   Director
                   ---------------------------------------
                   JOHN L. VOGELSTEIN

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Gary M. Mulloy, Chairman and Chief Executive Officer of ADVO, Inc., certify that:

     1) I have reviewed this annual report on Form 10-K of ADVO, Inc. (the "registrant");

     2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3) Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and

        b) evaluated the effectiveness of this registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

     6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ GARY M. MULLOY
                                          --------------------------------------
                                          Gary M. Mulloy
                                          Chairman and Chief Executive Officer

Date: December 12, 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Donald E. McCombs, Executive Vice President--President, Operations Group and Acting Chief Financial Officer, certify that:

     1) I have reviewed this annual report on Form 10-K of ADVO, Inc. (the "registrant");

     2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and

        b) evaluated the effectiveness of this registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

     6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ DONALD E. MCCOMBS
                                          --------------------------------------
                                                Donald E. McCombs
                                                Executive Vice
                                                President--President, Operations
                                                Group and Acting Chief Financial
                                                Officer

Date: December 12, 2002

                                   ADVO, INC.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
Report of independent auditors..............................    *
Consolidated statements of operations for the years ended
  September 28, 2002, September 29, 2001, and September 30,
  2000......................................................    *
Consolidated balance sheets at September 28, 2002 and
  September 29, 2001........................................    *
Consolidated statements of cash flows for the years ended
  September 28, 2002, September 29, 2001, and September 30,
  2000......................................................    *
Consolidated statements of changes in stockholders' equity
  (deficiency) for the years ended September 28, 2002,
  September 29, 2001, and September 30, 2000................    *
Notes to consolidated financial statements..................    *
Consolidated Schedules
     II--Valuation and Qualifying Accounts..................  F-2

     All other schedules have been omitted since the required information is not present.
------------

* Incorporated herein by reference from pages 28 to 40 of the ADVO, Inc. 2002 Annual Report to Stockholders.

                                   ADVO, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

             COLUMN A                  COLUMN B            COLUMN C            COLUMN D     COLUMN E
             --------                ------------   -----------------------   ----------   ----------
                                                           ADDITIONS
                                                    -----------------------
                                      BALANCE AT    CHARGED TO    CHARGED     DEDUCTIONS   BALANCE AT
                                     BEGINNING OF   COSTS AND     TO OTHER       FROM        END OF
            DESCRIPTION                 PERIOD       EXPENSES     ACCOUNTS     RESERVES      PERIOD
            -----------              ------------   ----------   ----------   ----------   ----------
Year ended September 30, 2000:
Allowances for sales adjustments...    $ 1,992        $--          $6,015(b)   $ 5,798      $ 2,209
Allowances for doubtful accounts...      2,113         8,239        --           7,624(a)     2,728
Restructuring reserve..............        119         --           --             119        --
Accumulated amortization Goodwill..      3,162           891        --           --           4,053
Accumulated amortization
  Intangibles......................      7,455           568        --           --           8,023
                                       -------        ------       ------      -------      -------
                                       $14,841        $9,698       $6,015      $13,541      $17,013
                                       =======        ======       ======      =======      =======
Year ended September 29, 2001:
Allowances for sales adjustments...    $ 2,209        $--          $7,486(b)   $ 6,936      $ 2,759
Allowances for doubtful accounts...      2,728         7,169        --           6,571(a)     3,326
Accumulated amortization Goodwill..      4,053         1,594        --           --           5,647
Accumulated amortization
  Intangibles......................      8,023           381        --           --           8,404
                                       -------        ------       ------      -------      -------
                                       $17,013        $9,144       $7,486      $13,507      $20,136
                                       =======        ======       ======      =======      =======
Year ended September 28, 2002:
Allowances for sales adjustments...    $ 2,759        $--          $8,277(b)   $ 7,518      $ 3,518
Allowances for doubtful accounts...      3,326         8,086        --           7,766(a)     3,646
Accumulated amortization
  Intangibles......................      8,404           363        --           --           8,767
                                       -------        ------       ------      -------      -------
                                       $14,489        $8,449       $8,277      $15,284      $15,931
                                       =======        ======       ======      =======      =======

------------

(a) Write off of uncollectible accounts, net of recoveries on accounts previously written off.

(b) Reduction of revenues.