Form 10-Q
period 2002-12-28
ADVO INC
filed 2003-02-10
CIK 801622

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended DECEMBER 28, 2002

                                       or

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

Yes   X         No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

 Yes   X         No

As of January 25, 2003 there were 19,872,818 shares of common stock outstanding.

                                   ADVO, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                         QUARTER ENDED DECEMBER 28, 2002

                                                                                Page
                                                                                ----
                         Part I - Financial Information

Item 1.    Financial Statements (Unaudited).

           Consolidated balance sheets -
              December 28, 2002 and September 28, 2002.                            2

           Consolidated statements of operations -
              Three months ended December 28, 2002 and December 29, 2001.          3

           Consolidated statements of cash flows -
              Three months ended December 28, 2002 and December 29, 2001.          4

           Notes to consolidated financial statements.                             5

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                           7

Item 3.    Quantitative and Qualitative Disclosures about
              Market Risk.                                                        12

Item 4.    Controls and Procedures.                                               12

                           Part II - Other Information

Item 2.    Changes in Securities and Use of Proceeds                              13

Item 4.    Submission of Matters to a Vote of
              Security Holders.                                                   13

Item 6.    Exhibits and Reports on Form 8-K.                                      13

Signatures                                                                        15

Certification                                                                     16

                                   ADVO, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (In thousands, except share data)

                                                         December 28,    September 28,
                                                            2002             2002
                                                            ----             ----
ASSETS
Current assets:
     Cash and cash equivalents                            $  21,186       $  12,281
    Accounts receivable, net                                116,264         120,600
     Inventories                                              2,560           2,415
     Prepaid expenses and other current assets                6,994           7,140
    Deferred income taxes                                    13,164          13,189
                                                          ---------       ---------
        Total current assets                                160,168         155,625

Property, plant and equipment                               288,363         276,301
Less accumulated depreciation and amortization             (154,620)       (147,913)
                                                          ---------       ---------
    Net property, plant and equipment                       133,743         128,388

Investment in deferred compensation plan                     11,087          10,311
Goodwill                                                     22,173          22,124
Other assets                                                 14,825          13,661
                                                          ---------       ---------
            TOTAL ASSETS                                  $ 341,996       $ 330,109
                                                          =========       =========

LIABILITIES
Current liabilities:

     Current portion of long-term debt                    $  25,000       $  22,500
    Notes payable - short term                                   74           1,715
    Accounts payable                                         28,053          32,923
     Accrued compensation and benefits                       27,374          24,798
     Other current liabilities                               42,408          37,127
                                                          ---------       ---------
        Total current liabilities                           122,909         119,063

Long-term debt                                              140,000         146,750
Deferred income taxes                                        14,513          12,770
Deferred compensation plan                                   11,087          10,311
Other liabilities                                             4,847           4,885

STOCKHOLDERS' EQUITY

Series A Convertible preferred stock, $.01 par value
 (Authorized 5,000,000 shares, none issued)                      --              --
Common stock, $.01 par value (Authorized
    40,000,000 shares, issued 30,620,608
    and 30,594,410 shares, respectively)                        306             306
Additional paid-in capital                                  205,958         205,164
Unamortized deferred compensation                            (1,035)           (873)
Accumulated earnings                                         72,254          61,329
                                                          ---------       ---------
                                                            277,483         265,926
Less common stock held in
    treasury, at cost                                      (228,814)       (228,473)
Accumulated other comprehensive loss                            (29)         (1,123)
                                                          ---------       ---------
Total stockholders' equity                                   48,640          36,330
                                                          ---------       ---------
TOTAL LIABILITIES & STOCKHOLDERS'
    EQUITY                                                $ 341,996       $ 330,109
                                                          =========       =========

                             See Accompanying Notes.

                                   ADVO, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)



                                         Three months ended
                                         ------------------
                                     December 28,    December 29,
                                         2002            2001
                                      ---------       ---------
REVENUES                              $ 291,178       $ 286,936
Costs and expenses:
    Cost of sales                       214,354         207,466
     Selling, general and
       administrative                    55,100          54,354
    Provision for bad debts               1,751           2,125
                                      ---------       ---------
OPERATING INCOME                         19,973          22,991

Interest expense                          2,898           3,515
Other (income) expense, net                (265)            295
                                      ---------       ---------
Income before income taxes               17,340          19,181

Provision for income taxes                6,416           7,097
                                      ---------       ---------

NET INCOME                            $  10,924       $  12,084
                                      =========       =========


BASIC EARNINGS PER SHARE              $     .55       $     .61
                                      =========       =========

DILUTED EARNINGS PER SHARE            $     .55       $     .60
                                      =========       =========


 Weighted average common shares          19,788          19,928
 Weighted average diluted shares         19,964          20,287

                             See Accompanying Notes.

                                   ADVO, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                    Three months ended
                                                                    ------------------
                                                                 December 28,   December 29,
                                                                    2002           2001
                                                                    ----           ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                         $ 27,576       $ 11,414

Cash flows from investing activities:
   Acquisition of property, plant and equipment                    (13,216)        (5,205)
   Proceeds from disposals of property, plant and equipment            186             38
   Distributions from equity affiliates                                329             --
                                                                  --------       --------
NET CASH USED BY INVESTING ACTIVITIES                              (12,701)        (5,167)

Cash flows from financing activities:
   Revolving line of credit - net                                     (500)        (5,000)
   Payments on long-term debt                                       (3,750)            --
   Decrease in note payable - net                                   (1,641)        (2,391)
   Proceeds from exercise of stock options                             259            661
   Purchase of common stock for treasury                              (341)        (7,885)
                                                                  --------       --------
NET CASH USED BY FINANCING ACTIVITIES                               (5,973)       (14,615)
                                                                  --------       --------

Effect of exchange rate changes on cash and cash equivalents             3             --

Increase (decrease) in cash and cash equivalents                     8,905         (8,368)
Cash and cash equivalents at beginning of period                    12,281         17,728
                                                                  --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 21,186       $  9,360
                                                                  ========       ========

Noncash activities:
Decrease in fair value of
   interest rate swap liabilities                                    1,090            666
Change in noncash portion of deferred
   compensation plan                                                   630            932

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

Operating results for the three-month period ended December 28, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 28, 2002.

Certain reclassifications have been made in the fiscal 2002 financial statements to conform with the fiscal 2003 presentation.

2.    SUMMARY OF ACCOUNTING POLICIES

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 143, "Accounting for Asset Retirement Obligations". Statement No. 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted Statement No. 143 at the beginning of fiscal 2003 and such adoption had no effect on the Company's financial position and results of operations.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and for the disposal of a segment of a business. The Company adopted Statement No. 144 at the beginning of fiscal 2003 and such adoption had no effect on the Company's financial position and results of operations.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which supercedes Emerging Issues Task Force Issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Associated with a Restructuring)". Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when management is committed to an exit plan. Such liabilities should be recorded based on their fair value, as defined. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company recorded a severance charge in the first quarter of fiscal 2003 and recognized the liability when incurred. The accounting treatment for this charge is identical under current guidance (EITF No. 94-3) and Statement No. 146.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" which requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance in its entirety from those only subject to the initial recognition and measurement provisions. The recognition and measurement provisions of FIN No. 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002.

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


The disclosure requirements of FIN No. 45 are effective for interim and annual period financial statements ending after December 15, 2002. For the first quarter ended December 28, 2002, the Company's contingent consideration from the acquisition of ADVO Canada is subject to the disclosure requirements of FIN No.
45. If certain earning targets are met by ADVO Canada, the Company will be required to pay an additional payment up to a maximum of $0.7 million over the next three years.

3.    COMPREHENSIVE INCOME

Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. The Company's comprehensive income was as follows:

                                                     Three months ended
                                                     ------------------
                                                 December 28,    December 29,
                                                     2002            2001
                                                   -------         -------
(In thousands)
Net income                                         $10,924         $12,084
Other comprehensive income:
    Unrealized gain on derivative instruments        1,090             666
     Foreign currency translation adjustment             5              --
                                                   -------         -------
Total comprehensive income                         $12,019         $12,750
                                                   =======         =======

4.    EARNINGS PER SHARE

Basic earnings per share excludes common stock equivalents, such as stock options, and is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as stock options, were exercised.

                                                  Three months ended
                                                  ------------------
                                             December 28,     December 29,
                                                2002             2001
                                               -------          -------
(In thousands, except per share data)
Net income                                     $10,924          $12,084
                                               =======          =======

Weighted average common shares                  19,788           19,928

Effect of dilutive securities:
  Stock options                                    153              317
  Restricted stock                                  23               42
                                               -------          -------
Dilutive potential common shares                   176              359
                                               -------          -------
Weighted average diluted shares                 19,964           20,287
                                               =======          =======

Basic earnings per share                       $   .55          $   .61
                                               =======          =======

Diluted earnings per share                     $   .55          $   .60
                                               =======          =======

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS

REVENUES Revenues increased 1.5%, or $4.2 million, to $291.2 million for the first fiscal quarter of 2003. The revenue growth was the result of pricing gains and $2.1 million of revenues associated with the acquisition of ADVO Canada, which was purchased in June 2002, somewhat offset by volume declines. The pricing gains, demonstrated in the 1.7% increase in shared mail revenue per piece, result primarily from the postal rate increase effective in the last quarter of fiscal 2002. The volume declines were related to the shortened Christmas selling season, offset to a degree by the Company's strategic initiatives (additional mailing dates, rural expansion programs and partnerships with newspapers). The volume decline is depicted in the 1.0% decrease in shared mail pieces delivered in the first quarter of fiscal 2003 when compared to same quarter in fiscal 2002.

Key statistics for the first quarter of fiscal 2003 included a 3.8% increase in shared mail packages delivered, from 799.7 packages in the first quarter of fiscal 2002 to 829.9 million packages in the first quarter of fiscal 2003. This increase in shared mail packages delivered was largely attributable to the growth in the Company's strategic initiatives. Conversely, the growth in shared mail packages delivered contributed to the 4.6% decline in average pieces per package. Pieces per package were 7.70 pieces for the first quarter of fiscal 2003 versus 8.07 pieces for the first quarter of fiscal 2002.

OPERATING EXPENSES Cost of sales as a percentage of revenues increased 1.3 percentage points to 73.6% for the first quarter ending December 28, 2002. This increase was primarily due to underweight postage costs incurred as a result of the decline in average pieces per package associated with the shared mail package growth.

For the first quarter of fiscal 2003, cost of sales increased $6.9 million, in absolute terms, when compared to the same period in fiscal 2002. This increase was largely caused by a 4.4% increase in distribution costs, which consist primarily of postage costs, as a result of the shared mail package growth. Offsetting this increase was a 2.6% decrease in print costs due mainly to lower paper prices. In addition, variable operation costs at the Company's facilities were favorable 2.8% in the first quarter of fiscal 2003 versus the same quarter fiscal 2002.

Selling, general and administrative costs ("SG&A costs"), including the provision for bad debts, remained relatively consistent at $56.9 million and $56.5 million, respectively, for the first quarters of fiscal 2003 and 2002. SG&A costs for the first quarter of fiscal 2003 included $2.1 million of consulting expense for a project focused on developing programs to increase the Company's rate of delivery against its revenue growth potential. SG&A costs for the current quarter also included $0.8 million of severance expense related to the departure of the Company's former Chief Financial Officer ("CFO"). The consulting and CFO severance expense were almost completely offset by stringent cost controls.

OPERATING INCOME The activity detailed above resulted in the Company reporting operating income of $20.0 million for the first quarter of fiscal 2003, a decrease of $3.0 million from the first quarter of fiscal 2002.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTEREST EXPENSE Interest expense was $2.9 million for the quarter ended December 28, 2002 versus $3.5 million for the quarter ended December 29, 2001. This decrease of $0.6 million was due to lower market rates of interest, a decrease in the average outstanding debt balance and the maturity of the Company's interest swap agreements at the beginning of December 2002.

OTHER INCOME/EXPENSE For the first quarter of fiscal 2003, other income of $0.3 million was primarily the result of equity earnings from a newspaper partnership which the Company accounts for under the equity method. In the prior year's first quarter, other expense of $0.3 million included equity losses associated with the start up of the newspaper partnership.

INCOME TAXES The effective income tax rate for the three months ended December 28, 2002 and December 29, 2001 was 37% for both periods.

EARNINGS PER SHARE The Company reported diluted earnings per share of $0.55 for the first quarter of fiscal 2003 versus $0.60 for the same period of the prior year. This decrease was principally caused by the Company's decreased earnings.

FINANCIAL CONDITION

Working capital was $37.3 million at December 28, 2002, an increase of $0.7 million from September 28, 2002. The working capital increase consisted of an increase in current assets of $4.5 million, partially offset by a $3.8 million increase in current liabilities. The net increase in current assets was the result of increases in cash and cash equivalents and a decrease in accounts receivable due to the continued focus on collection efforts. The components of the change in current liabilities were increases to accrued compensation and benefits, taxes payable due to the timing of tax payments and scheduled debt payments, all of which were offset in part by a decrease in accounts payable due to the timing of vendor payments.

Stockholders' equity at December 28, 2002 increased $12.3 million to $48.6 million from $36.3 million at September 28, 2002. Primarily contributing to this increase was net income of $10.9 million in the first quarter of fiscal 2003. Other increases to stockholders' equity included a positive change of $1.1 million in the fair value of derivative instruments and employee related stock activity of $0.6 million. Offsetting the increase were treasury stock purchases of $0.3 million, consisting of $0.2 million made on the open market associated with the Company's buyback program and $0.1 million pursuant to elections by employees to satisfy tax withholding requirements under the Company's restricted stock and stock option plans.

PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment investments of $13.2 million for the quarter ended December 28, 2002 consisted primarily of capital expenditures for the development of new software for the Company's order fulfillment system and service delivery redesign project. Additional capital expenditures were for renovations at certain of the Company's facilities and for Alphaliners, which are computerized mail sorters. The Company expects its capital expenditures for the entire year to be approximately $40.0 million.

LIQUIDITY

The Company's main source of liquidity continues to be funds generated from operating activities. In addition, the Company has available unused credit commitments of $112.5 million at December 28, 2002, which may be used to fund working capital requirements.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overall cash and cash equivalents increased $8.9 million for the quarter ended December 28, 2002 and were comprised of net cash provided by operating activities of $27.6 million offset by net investing activities of $12.7 million and net financing activities of $6.0 million.

The net cash provided by operating activities for the three months ended December 28, 2002 was $27.6 million versus $11.4 million for the same period of the prior year. The year over year increase was the result of improved collections in accounts receivable and the timing of vendor payments.

Investing activities for the three months ended December 28, 2002 were predominately related to the capital expenditures detailed above. The $8.0 million year-over-year increase in capital expenditures is primarily attributable the Company's spending increase associated with the new order fulfillment system and service redesign project, which is scheduled to be implemented during fiscal 2004.

Net cash used by financing activities for the three months ended December 28, 2002 primarily included net revolver/term loan payments of $4.3 million under the Company's credit agreement and the final payment of a $1.6 million note resulting from the acquisition of Mail Marketing Systems Inc. ("MMSI"). In the prior year's first quarter, financing activities included $5.0 million of net revolver payments, $2.4 million repaid to MMSI and $7.9 million of treasury stock purchases, $7.3 million of which were made on the open market pursuant to the Company's buyback program.

Contractual and commercial commitments The Company's contractual obligations are as follows:

(In millions)                 Long term debt               Operating leases
                              --------------               ----------------
Less than one year               $   25.0                        $  16.6
One to three years                  140.0                           29.9
Four to five years                     --                           12.7
After five years                       --                           19.3
                                 --------                        -------
  Total                          $  165.0                        $  78.5
                                 ========                        =======

The Company's long-term debt obligations are discussed below in the "Financing Arrangements" section. The Company leases property in its normal business operations under noncancellable operating leases. Certain of these leases contain renewal options and certain leases also provide for cost escalation payments.

The Company has various agreements with International Business Machines Corporation ("IBM") Global Services to provide systems development, technical support, a customer support center and server farm management services to the Company. The noncancellable portion of these contracts have lapsed, allowing the Company, the right to cancel these contracts subject to termination charges ranging from $7.8 million in fiscal 2003 to $1.7 million in fiscal 2006 depending on the year in which the cancellation becomes effective.

The Company has agreements with various paper suppliers to assure the continuity of supply as well as supply of proper paper grades. Approximately 70% of the Company's expected paper requirements are covered by these agreements. The Company has negotiated prices that are tied to a published paper price index. These arrangements expire at various dates through October 31, 2005.

The Company has outstanding letters of credit of approximately $7.5 million under separate agreements primarily relating to its worker's compensation program, expiring in April 2003.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company anticipates it will be able to meet its commitments detailed above through funds generated from operations or from unused credit under its revolving line of credit.

FINANCING ARRANGEMENTS

The Company maintains a credit agreement which provides for total credit facilities of $300 million, consisting of a $135 million term loan and a $165 million revolving line of credit. At December 28, 2002 there was $165.0 million of debt outstanding, with $25.0 million classified as current due to scheduled principal payments. The Company anticipates it will be able to meet its debt obligations through funds generated from operations. During January 2003, the Company had net borrowings of $5.0 million under the revolving line of credit.

Under the terms of the credit agreement, the Company is required to maintain certain financial ratios. In addition, the credit agreement also places restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt.

CRITICAL ACCOUNTING POLICIES

Critical accounting polices are defined as those that are most important to the portrayal of a company's financial condition and results of operations and which require complex or subjective judgments or estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates under different assumptions and conditions. The Company has determined its critical accounting polices to include the allowance for doubtful accounts and the valuation of goodwill and intangible assets.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectibility of its receivables on an ongoing basis taking into account a combination of factors. On a monthly basis, the Company conducts meetings to identify and review potential problems, such as a bankruptcy filing or deterioration in the customer's financial condition, to ensure the Company is adequately accrued for potential loss. The Company also calculates a trended write-off of bad debts over a rolling twelve-month period and takes into account aging categories and historical trends. If a customer's situation changes, such as bankruptcy or creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts.

Valuation of goodwill and intangible assets

Goodwill represents the excess purchase price over the fair value of net assets acquired in connection with purchase business combinations. The Company is required to test goodwill annually for impairment. Impairment exists when the carrying amount of goodwill exceeds its fair market value. The Company's goodwill impairment test was performed by comparing the net present value of projected cash flows to the carrying value of goodwill. The Company utilized discount rates determined by management to be similar with the level of risk in the current business model. The Company performed the annual impairment testing during the first quarter of fiscal 2003 and determined that no impairment of goodwill exists. If the assumptions the Company made regarding estimated cash flows, such as future operating performance and other factors used to determine the fair value, are less favorable than expected, the Company may be required to record an impairment charge.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 143, "Accounting for Asset Retirement Obligations". Statement No. 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted Statement No. 143 at the beginning of fiscal 2003 and such adoption had no effect on the Company's financial position and results of operations.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and the disposal of a business segment. The Company adopted Statement No. 144 at the beginning of fiscal 2003 and such adoption had no effect on the Company's financial position and results of operations.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which supersedes Emerging Issues Task Force Issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Associated with a Restructuring)". Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when management is committed to an exit plan. Such liabilities should be recorded based on their fair value, as defined. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company recorded a severance charge in the first quarter of fiscal 2003 and recognized the liability when incurred. The accounting treatment for this charge is identical under current guidance (EITF No. 94-3) and Statement No. 146.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" which requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance in its entirety from those only subject to the initial recognition and measurement provisions. The recognition and measurement provisions of FIN No. 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002.

The disclosure requirements of FIN No. 45 are effective for interim and annual period financial statements ending after December 15, 2002. For the first quarter ended December 28, 2002, the Company's contingent consideration from the acquisition of ADVO Canada is subject to the disclosure requirements of FIN No.
45. If certain earning targets are met by ADVO Canada, the Company will be required to pay an additional payment up to a maximum of $0.7 million over the next three years.

In December 2002, the FASB issued Statement of Financial Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No.
148) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require more prominent and additional disclosure in both annual and interim financial statements on the method of accounting for stock-based compensation. The interim disclosure provisions are effective for financial reports for interim periods beginning after December 15, 2002. The Company plans to adopt the disclosure provisions of SFAS No. 148 in the second quarter of fiscal 2003.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest expense is sensitive to changes in interest rates. In this regard, changes in interest rates affect the interest paid on its debt. To mitigate the impact of interest rate fluctuations, the Company had historically maintained interest rate swap agreements on notional amounts totaling $100 million. However, the interest rate swap agreements expired on December 9, 2002 resulting in the Company actively analyzing its interest rate swap strategies.

If interest rates should change by 2 percentage points for the remainder of the 2003 fiscal year from those rates in effect at December 28, 2002, interest expense would increase/decrease by approximately $2.5 million. These amounts are determined by considering the hypothetical interest rates on the Company's borrowing cost. The sensitivity analysis also assumes no changes in the Company's financial structure.

FORWARD LOOKING STATEMENTS

Except for the historical information stated herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties which could cause the Company's actual results to differ materially from those in the forward looking statements. The Company's business is promotional in nature, and ADVO serves its clients on a "just in time" basis. As a result, fluctuations in the amount, timing, pages and weight, and kinds of advertising pieces can vary significantly from week to week, depending on its customers' promotional needs, inventories, and other factors. In any particular quarter these transactional fluctuations are difficult to predict, and can materially affect the Company's revenue and profit results. In addition, the Company's business contains additional risks and uncertainties which include but are not limited to: general changes in customer demand and pricing, the possibility of consolidation throughout the retail sector, the impact of economic and political conditions on retail advertising spending and our distribution system, postal and paper prices, possible governmental regulation or legislation affecting aspects of the Company's business, the efficiencies achieved with technology upgrades, the number of shares the Company will purchase in the future under its buyback program, fluctuations in interest rates related to the outstanding debt and other general economic factors.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company evaluated, under the supervision and with the participation of management, the principal executive officer and principal financial officer, the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is made timely in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission.

The principal executive officer and principal financial officer have concluded, based on their review, that the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports it files under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. No significant changes were made to the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As described in a report on Form 8-K dated November 25, 2002, the Company amended its Stockholder Protection Rights Plan to extend its expiration date to February 11, 2013 and to update the plan to reflect current market prices and benchmarks.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2003 Annual Meeting of Stockholders of ADVO, Inc., held on January 16, 2003, the following matters were submitted to a vote of the stockholders.

1. The election of seven Directors to serve until the Annual Meeting of Stockholders in 2004.

2. The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 27, 2003.

Each of the two proposals was approved by the stockholders in its entirety. For a list of the directors elected and the votes cast for and against each of the proposals, reference is made to Exhibit No. 22, Report of Inspectors of Election for ADVO, Inc.'s Annual Meeting, attached hereto.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit Index

      Exhibit No.    Exhibits Included Within:
      -----------    -------------------------

          10         Agreement dated November 14, 2002
                     between ADVO and Julie Abraham.*

          22         Report of Inspectors of Election for
                     ADVO, Inc.'s Annual Meeting.

          99(a) Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Gary M. Mulloy.

          99(b) Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Donald E. McCombs.

         * Management contract or compensatory plan required to be filed as an exhibit.

      (b)   Reports on Form 8-K

A report on Form 8-K dated November 12, 2002 was filed by the Company during the quarter ended December 28, 2002 and reported under Item 5 thereof, the Company's announcement that Julie Abraham, Senior Vice President and Chief Financial Officer ("CFO") had decided to leave ADVO for personal reasons. While the Company recruits for a new CFO, Donald E. McCombs, Executive Vice President - President Operations Group, would fill the role, a position he previously held.

A report on Form 8-K dated November 25, 2002 was filed by the Company during the quarter ended December 28, 2002 and reported under Item 5 thereof, the Company's announcement that the Board of Directors had approved an amendment to extend the expiration date of its Stockholder Protection Rights Plan to February 11, 2013, as well as update the plan to reflect current market prices and benchmarks.


Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ADVO, Inc.






Date: February 10, 2003                  By:  /s/ JOHN D. SPERIDAKOS
                                              ---------------------------------
                                                  John D. Speridakos
                                                  Vice President and Controller
                                                  Principal Accounting Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Gary M. Mulloy, Chairman and Chief Executive Officer of ADVO, Inc., certify that:

1) I have reviewed this quarterly report on Form 10-Q of ADVO, Inc (the "registrant");

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of this registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") ; and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           /s/ GARY M. MULLOY
                                           ------------------------------------
                                           Gary M. Mulloy
                                           Chairman and Chief Executive Officer

Date:  February 10, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Donald E. McCombs, Executive Vice President - President, Operations Group and Acting Chief Financial Officer, certify that:

1) I have reviewed this quarterly report on Form 10-Q of ADVO, Inc (the "registrant");

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of this registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") ; and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           /s/ DONALD E. MCCOMBS
                                           ------------------------------------
                                           Donald E. McCombs
                                           Executive Vice President - President,
                                           Operations Group and Acting Chief
                                           Financial Officer

Date: February 10, 2003