Form 10-Q
period 2003-03-29
ADVO INC
filed 2003-05-12
CIK 801622

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 29, 2003

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from________ to ________

Commission file number 1-11720

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes (X) No ( )

As of April 26, 2003 there were 19,922,205 shares of common stock outstanding.

                                   ADVO, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                          QUARTER ENDED MARCH 29, 2003


                                                                          Page
                                                                          ----
                      Part I - Financial Information

Item 1.  Financial Statements (Unaudited).

         Consolidated balance sheets -
             March 29, 2003 and September 28, 2002.                         2

         Consolidated statements of operations -
             Six months and three months ended
             March 29, 2003 and March 30, 2002.                             3

         Consolidated statements of cash flows -
             Six months ended March 29, 2003
             and March 30, 2002.                                            4

         Notes to consolidated financial statements.                        5

Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations.                                                    9

Item 3.  Quantitative and Qualitative Disclosures
             about Market Risk.                                            13

Item 4.  Controls and Procedures                                           14

                      Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.                                 15

Signatures                                                                 16

Certification                                                              17

                                   ADVO, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (In thousands, except share data)

                                                         March 29,   September 28,
                                                           2003           2002
                                                       -------------  -------------
ASSETS
Current assets:
     Cash and cash equivalents                           $  11,273      $  12,281
     Accounts receivable, net                              119,989        120,600
     Inventories                                             2,583          2,415
     Prepaid expenses and other current assets               7,262          7,140
     Deferred income taxes                                  12,771         13,189
                                                         ---------      ---------
        Total current assets                               153,878        155,625

Property, plant and equipment                              299,804        276,301
Less accumulated depreciation and amortization            (159,351)      (147,913)
                                                         ---------      ---------
        Net property, plant and equipment                  140,453        128,388

Investment in deferred compensation plan                    10,158         10,311
Goodwill                                                    22,062         22,124
Other assets                                                14,325         13,661
                                                         ---------      ---------
                  TOTAL ASSETS                           $ 340,876      $ 330,109
                                                         =========      =========

LIABILITIES
Current liabilities:
     Current portion of long-term debt                   $  28,750      $  22,500
     Notes payable - short term                                 74          1,715
     Accounts payable                                       30,846         32,923
     Accrued compensation and benefits                      27,217         24,798
     Other current liabilities                              38,427         37,127
                                                         ---------      ---------
        Total current liabilities                          125,314        119,063

Long-term debt                                             125,000        146,750
Deferred income taxes                                       15,431         12,770
Deferred compensation plan                                  10,158         10,311
Other liabilities                                            4,803          4,885

STOCKHOLDERS' EQUITY
Series A Convertible preferred stock, $.01 par value
    (Authorized 5,000,000 shares, none issued)                  --             --
Common stock, $.01 par value (Authorized
    40,000,000 shares, issued 30,672,169
    and 30,594,410 shares, respectively)                       307            306
Additional paid-in capital                                 207,445        205,164
Unamortized deferred compensation                           (1,913)          (873)
Accumulated earnings                                        83,182         61,329
                                                         ---------      ---------
                                                           289,021        265,926

Less common stock held in treasury, at cost               (228,909)      (228,473)
Accumulated other comprehensive income (loss)                   58         (1,123)
                                                         ---------      ---------
Total stockholders' equity                                  60,170         36,330
                                                         ---------      ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $ 340,876      $ 330,109
                                                         =========      =========

                             See Accompanying Notes.

                                   ADVO, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                         Six months ended            Three months ended
                                     ------------------------     ------------------------
                                     March 29,      March 30,     March 29,      March 30,
                                       2003           2002          2003           2002
                                     ---------      ---------     ---------      ---------
REVENUES                             $ 578,243      $ 561,369     $ 287,065      $ 274,433
Costs and expenses:
     Cost of sales                     426,622        409,321       212,268        201,855
     Selling, general and
       administrative                  110,202        107,731        55,101         53,376
     Provision for bad debts             2,709          4,112           959          1,987
                                     ---------      ---------     ---------      ---------
OPERATING INCOME                        38,710         40,205        18,737         17,215

Interest expense                         4,571          6,864         1,673          3,349
Other (income) expense, net               (547)           787          (282)           493
                                     ---------      ---------     ---------      ---------
Income before income taxes              34,686         32,554        17,346         13,373

Provision for income taxes              12,834         12,045         6,418          4,948
                                     ---------      ---------     ---------      ---------

NET INCOME                           $  21,852      $  20,509     $  10,928      $   8,425
                                     =========      =========     =========      =========

BASIC EARNINGS PER SHARE             $    1.10      $    1.03     $     .55      $     .42
                                     =========      =========     =========      =========

DILUTED EARNINGS PER SHARE           $    1.09      $    1.01     $     .55      $     .42
                                     =========      =========     =========      =========

Weighted average basic shares           19,802         19,939        19,816         19,950
Weighted average diluted shares         19,977         20,281        19,990         20,276

                             See Accompanying Notes.

                                   ADVO, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                   Six months ended
                                                                 ----------------------
                                                                 March 29,     March 30,
                                                                   2003          2002
                                                                 --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        $ 43,158      $ 28,633

Cash flows from investing activities:
   Acquisition of property, plant and equipment                   (28,007)      (13,370)
   Proceeds from disposals of property, plant and equipment           395           301
   Distributions from equity affiliates                               363            44
   Acquisitions/joint ventures, net of cash acquired                  146          (450)
                                                                 --------      --------

NET CASH USED BY INVESTING ACTIVITIES                             (27,103)      (13,475)

Cash flows from financing activities:
   Revolving line of credit - net                                  (5,500)       (9,000)
   Payments on long-term debt                                     (10,000)       (3,750)
   Decrease in note payable - net                                  (1,641)       (2,391)
   Proceeds from exercise of stock options                            467         1,522
   Purchase of common stock for treasury                             (435)       (8,674)
                                                                 --------      --------

NET CASH USED BY FINANCING ACTIVITIES                             (17,109)      (22,293)
                                                                 --------      --------

Effect of exchange rate changes on cash and cash equivalents           46            --

Decrease in cash and cash equivalents                              (1,008)       (7,135)
Cash and cash equivalents at beginning of period                   12,281        17,728
                                                                 --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 11,273      $ 10,593
                                                                 ========      ========

Noncash activities:
Decrease in fair value of                                           1,090         2,028
   interest rate swap liabilities
Change in noncash portion of deferred
   compensation plan                                                  101         1,967

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

Operating results for the six-month period ended March 29, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 28, 2002.

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

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which supercedes Emerging Issues Task Force Issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Associated with a Restructuring)". Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when management is committed to an exit plan. Such liabilities should be recorded based on their fair value, as defined. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company recorded a severance charge in the first quarter of fiscal 2003 and recognized the liability in accordance with Statement No. 146.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Guarantees of Indebtedness of Others" which requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 provides specific guidance for identifying the characteristics of contracts that are subject to its guidance in its entirety from those only subject to the initial recognition and measurement provisions. The recognition and measurement provisions of FIN No. 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002.

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The disclosure requirements of FIN No. 45 are effective for interim and annual period financial statements ending after December 15, 2002. The Company's contingent consideration related to the acquisition of ADVO Canada in June 2002 is subject to the disclosure requirements of FIN No. 45. If certain earning targets are met by ADVO Canada, the Company will be required to pay an additional payment of up to a maximum of $0.7 million over the next three years.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure requirements of Statement No. 123, "Accounting for Stock-Based Compensation", to require more prominent and additional disclosure in both annual and interim financial statements on the method of accounting for stock-based compensation. The interim disclosure provisions are effective for financial reports for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement No. 148 in the second quarter of fiscal 2003. See Note 5 of the "Notes to Consolidated Financial Statements".

3.       COMPREHENSIVE INCOME

Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the Company's owners. The Company's comprehensive income was as follows:

                                                  Six months ended       Three months ended
                                                ---------------------   ---------------------
                                                March 29,   March 30,   March 29,   March 30,
                                                  2003        2002        2003        2002
                                                 -------     -------     -------     -------
(In thousands)
Net income                                       $21,852     $20,509     $10,928     $ 8,425
Other comprehensive income:
   Unrealized gain on derivative instruments       1,090       2,028          --       1,362
   Foreign currency translation adjustment            91          --          87          --
                                                 -------     -------     -------     -------
Total comprehensive income                       $23,033     $22,537     $11,015     $ 9,787
                                                 =======     =======     =======     =======

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.       EARNINGS PER SHARE

Basic earnings per share excludes the effect of common stock equivalents, such as stock options, and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as stock options, were exercised.

                                           Six months ended       Three months ended
                                         --------------------    --------------------
                                         March 29,   March 30,   March 29,   March 30,
                                           2003        2002        2003        2002
                                         --------    --------    --------    --------
(In thousands, except per share data)
Net income                               $ 21,852    $ 20,509    $ 10,928    $  8,425

Weighted average basic shares              19,802      19,939      19,816      19,950

Effect of dilutive securities:
  Stock options                               154         310         154         305
  Restricted stock                             21          32          20          21
                                         --------    --------    --------    --------
Dilutive potential common shares              175         342         174         326

Weighted average diluted shares            19,977      20,281      19,990      20,276
                                         ========    ========    ========    ========

Basic earnings per share                 $   1.10    $   1.03    $    .55    $    .42
                                         ========    ========    ========    ========

Diluted earnings per share               $   1.09    $   1.01    $    .55    $    .42
                                         ========    ========    ========    ========

5.       STOCK - BASED COMPENSATION

The Company maintains several stock-based compensation plans relating to stock options. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") "Accounting for Stock Issued to Employees", and related Interpretations. Aside from the amortization of restricted stock awards, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the Black-Scholes fair value method which is described in Statement No. 123, to stock-based employee compensation plans.

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                   Six months ended               Three months ended
                                              --------------------------      -------------------------
                                               March 29,       March 30,      March 29,       March 30,
                                                 2003            2002            2003           2002
                                              ----------      ----------      ----------      ---------
(In thousands, except per share data)

Net income, as reported                       $   21,852      $   20,509      $   10,928      $   8,425

Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related
tax effects                                       (1,850)         (2,324)           (808)        (1,173)
                                              ----------      ----------      ----------      ---------

Pro forma net income                          $   20,002      $   18,185      $   10,120      $   7,252
                                              ==========      ==========      ==========      =========

Earnings per share:
Basic - as reported                           $     1.10      $     1.03      $      .55      $     .42
Basic - pro forma                             $     1.01      $      .91      $      .51      $     .36

Diluted - as reported                         $     1.09      $     1.01      $      .55      $     .42
Diluted - pro forma                           $     1.00      $      .91      $      .51      $     .36

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the stock options' vesting period, ranging from one to four years. The pro forma effect on net income and related earnings per share may not be representative of the future years' impact since the terms and conditions of new grants may vary from the current terms.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS

REVENUES The Company reported revenues of $287.1 million for the second quarter of fiscal 2003 representing a 4.6%, or $12.6 million, increase from $274.4 million in the second quarter of fiscal 2002. This growth was primarily related to increased volumes in the Company's core shared mail products demonstrated by a 5.4% increase in shared mail pieces distributed and a 4.8% increase in average pieces per package, when comparing the current quarter to the prior year quarter. Also contributing to the revenue growth for the second quarter of fiscal 2003 were revenues of $1.8 million from ADVO Canada acquired in June 2002. Offsetting the second quarter revenue increases were shifts in product mix and weights, from heavier to lighter weight products, which contributed to the 1.5% decrease in shared mail revenue per piece to $37.96 for the three months ended March 29, 2003 when compared to the three months ended March 30, 2002.

Driven by the volume growth that occurred in the second quarter of fiscal 2003 which is detailed above, revenues for the year-to-date period ended March 29, 2003 increased $16.9 million, or 3.0%, to $578.2 million. Also contributing to the year-to-date revenue growth were ADVO Canada revenues of $3.9 million. Key statistics for the first six months of fiscal 2003 included a 2.2% increase over the first half of fiscal 2002 in shared mail pieces delivered. Shared mail packages delivered also increased 2.2% for the year-to-date period ended March 29, 2003, driven mainly by the 3.8% shared mail package growth in the first quarter of fiscal 2003. Average pieces per package increased 0.1% for the first half of fiscal 2003 due to the blending of the 4.8% increase in the second quarter and a 4.6% decrease in the first quarter of fiscal 2003.

OPERATING EXPENSES Cost of sales as a percentage of revenue remained comparatively flat at 73.9% for the second quarter of fiscal 2003 compared to 73.6% for the second quarter of fiscal 2002. Cost of sales for the six months ended March 29, 2003 increased 0.9 percentage points to 73.8% of revenues when compared to the same period of the prior year.

In absolute terms, cost of sales increased $10.4 million and $17.3 million, respectively, for the three and six months ended March 29, 2003 when compared to the same periods ended March 30, 2002. This increase was primarily caused by a 6.1% (quarter) and 5.2% (year-to-date) increase in distribution costs, which consist mostly of postage costs, resulting from the shared mail package and piece growth and the postal rate increase. Although the Company processed an increased number of pieces and packages in our facilities, the Company's variable operation costs remained flat for the quarter and increased slightly for the year-to-date period. The Company's cost per thousand pieces manufactured decreased 6.7% and 4.6%, respectively, for the current quarter and year-to-date periods, demonstrating continued efficiencies at the facilities. Also contributing to the increase for the quarter and year-to-date period were higher facilities overhead costs, such as utilities and increased rent associated with the modernization of certain facilities.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarter and year-to-date periods ended March 29, 2003, selling, general and administrative ("SG&A") costs, including the provision for bad debts, increased $0.7 million and $1.1 million, respectively, when compared to the same periods in the prior year. As a percentage of revenues, SG&A costs decreased 0.7 and 0.4 percentage points for the three and six months ended March 29, 2003 versus the comparable periods in fiscal 2002. SG&A costs for the second quarter and year-to-date periods included higher incentive compensation costs offset to a degree by lower bad debt expense. Both the quarter and year-to-date periods included $1.4 million and $3.5 million, respectively, for a project focused on developing programs to accelerate the achievement of the Company's revenue growth potential. Also impacting the year-to-date SG&A costs was $0.8 million of severance expense related to the departure of the Company's former Chief Financial Officer. These additional costs were partially offset by strict cost controls.

OPERATING INCOME For the second quarter ended March 29, 2003, the Company reported operating income of $18.7 million compared to $17.2 million for the quarter ended March 30, 2002, representing an 8.8% increase. For the first half of fiscal 2003, operating income was $38.7 million versus $40.2 million for the same period in the prior year, representing a 3.7% decrease.

INTEREST EXPENSE Interest expense decreased $1.7 million and $2.3 million for the three and six month periods ended March 29, 2003, respectively. The decreases were due to lower market rates of interest, a decrease in the average outstanding debt balance and the elimination of the Company's interest swap agreements at the beginning of December 2002.

OTHER INCOME/EXPENSE For the three and six months ended March 29, 2003, other income of $0.3 million and $0.5 million, respectively, was primarily the result of equity earnings from a newspaper partnership which the Company accounts for under the equity method. In the prior year's second quarter and year-to-date periods, other expense of $0.5 million and $0.8 million, respectively, included equity losses of $0.3 million and $0.4 million associated with the start up of the newspaper partnership.

INCOME TAXES The effective income tax rate for both the three and six months ended March 29, 2003 and March 30, 2002 was 37%.

EARNINGS PER SHARE As a result of the Company's improved earnings, diluted earnings per share increased 31.0% to $0.55 for the second quarter of fiscal 2003 from $0.42 for the same period of the prior year. On a year-to-date basis, diluted earnings per share were $1.09 for the first six months of fiscal 2003 versus $1.01 in the comparable prior year period, representing a 7.9% increase.

FINANCIAL CONDITION

Working capital at March 29, 2003 was $28.6 million reflecting an $8.0 million decrease from the September 28, 2002 working capital of $36.6 million. The decrease was comprised of a $1.7 million decrease in current assets and a $6.3 million increase in current liabilities.

A lower cash balance at the end of March versus the end of September and a decrease in accounts receivable due to the continued focus on collection efforts account primarily for the change in current assets.

The overall increase in current liabilities was the result of the following: a $2.4 million increase in accrued compensation and benefits for higher incentive wages, increases in other current liabilities relating to the timing of customer advance payments of $3.7 million and a $6.3 million increase in the current portion of long-term debt due to scheduled debt repayments. Offsetting these increases was a $2.1 million decrease in accounts payable due to the timing of vendor payments and a decrease in other current liabilities due to the expiration of the Company's interest rate swap agreements of $1.1 million.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stockholders' equity increased $23.8 million to $60.2 million at March 29, 2003 from $36.3 million at September 28, 2002. Year-to-date net income of $21.9 million significantly contributed to the increase in stockholders' equity. Also contributing to the increase was $1.2 million of restricted stock amortization and employee stock plan activity and related tax benefits and a positive change of $1.1 million in the fair value of derivative instruments. These increases were offset by treasury stock purchases of $0.4 million consisting of $0.2 million made on the open market during the first fiscal quarter associated with the Company's buyback program and $0.2 million pursuant to elections by employees to satisfy withholding requirements under the Company's restricted stock and stock option plans.

PROPERTY, PLANT AND EQUIPMENT

Investments in property, plant and equipment for the six-month period ended March 29, 2003 totaled $28.0 million. The primary focus continues to be on software development for the Company's order fulfillment and service delivery redesign project. Additional capital investments were directed toward the deployment of computer hardware, Alphaliner computerized mail sorters and renovations to certain of the Company's facilities. The Company expects its capital expenditures for the entire year to be approximately $45.0 million.

LIQUIDITY

The Company's main source of liquidity continues to be funds generated from operating activities. The Company also has available unused credit commitments of $115.2 million which may be used to fund working capital requirements.

Cash and cash equivalents decreased $1.0 million to $11.3 million at March 29, 2003. Factoring into the decrease was cash used for investing and financing activities of $27.1 million and $17.1 million, respectively, offset by cash provided by operating activities of $43.2 million.

Net cash provided by operating activities for the six months ended March 29, 2003 was $43.2 million versus $28.6 million for the six months ended March 30, 2002. The year over year increase, the first half of fiscal 2003 compared to the first half of fiscal 2002, was due to the following: a decrease in the cash outlay for accounts payable, the timing of customer advances which increased for the first half of fiscal 2003 and decreased for the comparable fiscal 2002 period, both offset by a decrease in cash collected from accounts receivable.

Capital investments in property, plant and equipment for the six-month period ended March 29, 2003, as detailed above, were the primary use of cash by investing activities. Investing activities of $13.5 million for the first six months of the prior year were also mainly comprised of capital expenditures.

Net cash used for financing activities for the year-to-date period ended March 29, 2003 and March 30, 2002 was $17.1 million and $22.3 million, respectively. In the current period, financing activities consisted of $15.5 million of net payments on the revolver and scheduled principal payments on the term loan and the final payment of a $1.6 million note resulting from the acquisition of Mail Marketing Systems Inc. ("MMSI"). Financing activities for the prior period included net revolver/term loan payments of $12.8 million, $2.4 million repaid to MMSI, and $8.7 million of treasury stock purchases offset by $1.5 million of proceeds from stock option exercises.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual and commercial commitments
The Company's contractual obligations are as follows:

  (In millions)               Long term debt      Operating leases
                              --------------      ----------------
Less than one year               $   28.8              $  16.1
One to three years                  125.0                 28.4
Four to five years                     --                 11.2
After five years                       --                 17.9
                                 --------              -------
  Total                          $  153.8              $  73.6
                                 ========              =======

The Company's long-term debt obligations are discussed below in the "Financing Arrangements" section. The Company leases property in its normal business operations under noncancellable operating leases. Certain of these leases contain renewal options and certain leases also provide for cost escalation payments.

The Company has various agreements with International Business Machines Corporation ("IBM") Global Services to provide systems development, technical support, a customer support center and server farm management services to the Company. The noncancellable portion of these contracts has lapsed, and the Company has the right to cancel these contracts subject to termination charges ranging from $12.7 million in fiscal 2003 to $0.2 million in fiscal 2008 depending on the year in which the cancellation becomes effective.

The Company has agreements with various paper suppliers to assure the continuity of supply as well as supply of proper paper grades. Approximately 70% of the Company's expected paper requirements are covered by these agreements. The Company has negotiated prices that are tied to a published paper price index. These arrangements expire at various dates through October 31, 2005.

The Company has outstanding letters of credit of approximately $9.8 million under separate agreements primarily relating to its worker's compensation program, expiring in April 2004.

The Company anticipates it will be able to meet its commitments detailed above through funds generated from operations or from unused credit under its revolving line of credit.

FINANCING ARRANGEMENTS

The Company maintains a credit agreement which provides for total credit facilities of $300 million, consisting of a $135 million term loan and a $165 million revolving line of credit. At March 29, 2003, there was $153.8 million of debt outstanding, with $28.8 million classified as current due to scheduled principal payments. The Company anticipates it will be able to meet its debt obligations through funds generated from operations. During April 2003, the Company borrowed an additional $20.0 million under the revolving line of credit.

Under the terms of the credit agreement, the Company is required to maintain certain financial ratios. In addition, the credit agreement also places restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt.

NEW ACCOUNTING PRONOUNCEMENTS

The FASB has issued several Statements of Financial Accounting Standards that the Company adopted at the beginning of the fiscal year. For further discussion of these Statements see Note 2 of the "Notes to Consolidated Financial Statements".

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest expense is sensitive to changes in interest rates. In this regard, changes in interest rates affect the interest paid on its debt. To mitigate the impact of interest rate fluctuations, the Company had historically maintained interest rate swap agreements on notional amounts totaling $100 million. However, the interest rate swap agreements expired on December 9, 2002.

If interest rates should change by 2 percentage points for the remainder of the 2003 fiscal year from those rates in effect at March 29, 2003, interest expense would increase or decrease by approximately $1.6 million. These amounts are determined by considering the hypothetical interest rates on the Company's borrowing cost. The sensitivity analysis also assumes no changes in the Company's financial structure.

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

ITEM 4.    CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company evaluated, under the supervision and with the participation of management, the principal executive officer and principal financial officer, the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is made timely in accordance with the Securities Exchange Act and the rules and forms of the Securities and Exchange Commission.

The principal executive officer and principal financial officer have concluded, based on their review, that the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports it files under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. No significant changes were made to the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibit Index

Exhibit No.                              Exhibits
-----------                              --------
    10                      Trust Agreement between ADVO, Inc. and
                            Fidelity Management Trust Company for the
                            ADVO, Inc. Executive Deferred
                            Compensation Plan Trust dated January 2,
                            2003 *

  99(a) Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Gary M. Mulloy.

  99(b) Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Donald E. McCombs.

*  Management contract or compensatory plan required to be filed as an exhibit.

     (b)   Reports on Form 8-K

           The Company furnished a current report on Form 8-K dated April 18, 2003 which reported the Company's earnings press release for the second quarter ended March 29, 2003.

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

                                   ADVO, Inc.

Date: May 12, 2003                         By: /s/ JOHN D. SPERIDAKOS
      ------------                            -------------------------------
                                                  John D. Speridakos
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)

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

         b) evaluated the effectiveness of this registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                                           /s/ GARY M. MULLOY
                                           ------------------
                                           Gary M. Mulloy
                                           Chairman and Chief Executive Officer

Date: May 12, 2003

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

         b) evaluated the effectiveness of this registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                               /s/ DONALD E. MCCOMBS
                               ---------------------
                               Donald E. McCombs
                               Executive Vice President - President, Operations Group and Acting Chief Financial Officer

Date: May 12, 2003