Form 10-Q
period 2003-06-28
ADVO INC
filed 2003-08-11
CIK 801622

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 28, 2003
                               -------------

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                                ------------------    -----------------

Commission file number 1-11720
                       -------


                                   ADVO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              06-0885252
-------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


One Univac Lane, P.O. Box 755, Windsor, CT                       06095-0755
------------------------------------------                 ---------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number including area code:      (860) 285-6100
                                                    ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act). Yes X    No
                                                          ---     ---

As of July 26, 2003 there were 19,955,565 shares of common stock outstanding.

                                   ADVO, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                           QUARTER ENDED JUNE 28, 2003

                       Part I - Financial Information                      Page
                       ------------------------------                      ----
Item 1.   Financial Statements (Unaudited).
          Consolidated balance sheets -
              June 28, 2003 and September 28, 2002.                         2
          Consolidated statements of operations -
              Nine months and three months ended
              June 28, 2003 and June 29, 2002.                              3
          Consolidated statements of cash flows -
              Nine months ended June 28, 2003
              and June 29, 2002.                                            4
          Notes to consolidated financial statements.                       5
Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                                   9
Item 3.   Quantitative and Qualitative Disclosures
              about Market Risk.                                           13
Item 4.     Controls and Procedures                                        14
                           Part II - Other Information
Item 6.    Exhibits and Reports on Form 8-K.                               15
Signatures                                                                 16

                                   ADVO, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (In thousands, except share data)

                                                            June 28,        September 28,
ASSETS                                                        2003               2002
                                                            ---------         ---------
Current assets:
     Cash and cash equivalents                              $  19,284         $  12,281
     Accounts receivable, net                                 112,534           120,600
     Inventories                                                2,871             2,415
     Prepaid expenses and other current assets                  8,754             7,140
     Deferred income taxes                                     11,886            13,189
                                                            ---------         ---------
        Total current assets                                  155,329           155,625

Property, plant and equipment                                 307,896           276,301
Less accumulated depreciation and amortization               (165,841)         (147,913)
                                                            ---------         ---------
      Net property, plant and equipment                       142,055           128,388

Investment in deferred compensation plan                       11,481            10,311
Goodwill                                                       22,246            22,124
Other assets                                                   13,068            13,661
                                                            ---------         ---------
                  TOTAL ASSETS                              $ 344,179         $ 330,109
                                                            =========         =========

LIABILITIES
Current liabilities:

     Current portion of long-term debt                      $  32,500         $  22,500
     Notes payable - short term                                    --             1,715
     Accounts payable                                          29,523            32,923
     Accrued compensation and benefits                         26,599            24,798
     Other current liabilities                                 35,304            37,127
                                                            ---------         ---------
        Total current liabilities                             123,926           119,063

Long-term debt                                                113,000           146,750
Deferred income taxes                                          16,069            12,770
Deferred compensation plan                                     11,481            10,311
Other liabilities                                               4,763             4,885

STOCKHOLDERS' EQUITY

Series A Convertible preferred stock, $.01 par value
    (Authorized 5,000,000 shares, none issued)                     --                --
Common stock, $.01 par value (Authorized
    40,000,000 shares, issued 30,725,135
    and 30,594,410 shares, respectively)                          307               306
Additional paid-in capital                                    208,940           205,164
Unamortized deferred compensation                              (1,971)             (873)
Accumulated earnings                                           96,788            61,329
                                                            ---------         ---------
                                                              304,064           265,926

Less common stock held in treasury, at cost                  (229,310)         (228,473)
Accumulated other comprehensive income (loss)                     186            (1,123)
                                                                              ---------
Total stockholders' equity                                     74,940            36,330
                                                            ---------         ---------
TOTAL LIABILITIES & STOCKHOLDERS'
          EQUITY                                            $ 344,179         $ 330,109
                                                            =========         =========

                             See Accompanying Notes.

                                   ADVO, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                             Nine months ended                 Three months ended
                                        ---------------------------        ---------------------------
                                         June 28,          June 29,         June 28,          June 29,
                                           2003             2002             2003              2002
                                        ---------         ---------        ---------         ---------
REVENUES                                $ 867,929         $ 842,308        $ 289,686         $ 280,939
Costs and expenses:
    Cost of sales                         640,432           616,130          213,810           206,809
     Selling, general and
       administrative                     163,940           161,198           53,739            53,468
    Provision for bad debts                 3,222             5,467              512             1,355
                                        ---------         ---------        ---------         ---------
OPERATING INCOME                           60,335            59,513           21,625            19,307

Interest expense                            6,070            10,035            1,499             3,170
Other (income) expense, net                  (864)              823             (317)               36
                                        ---------         ---------        ---------         ---------
Income before income taxes                 55,129            48,655           20,443            16,101

Provision for income taxes                 19,671            18,002            6,837             5,957
                                        ---------         ---------        ---------         ---------

NET INCOME                              $  35,458         $  30,653        $  13,606         $  10,144
                                        =========         =========        =========         =========


BASIC EARNINGS PER SHARE                $    1.79         $    1.54        $     .69         $     .51
                                        =========         =========        =========         =========

DILUTED EARNINGS PER SHARE              $    1.77         $    1.51        $     .68         $     .50
                                        =========         =========        =========         =========


 Weighted average basic shares             19,818            19,963           19,849            20,010
 Weighted average diluted shares           20,027            20,305           20,126            20,353

                             See Accompanying Notes.

                                   ADVO, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)



                                                                         Nine months ended
                                                                    -------------------------
                                                                    June 28,         June 29,
                                                                      2003             2002
                                                                    --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $ 69,536         $ 58,138
Cash flows from investing activities:
   Acquisition of property, plant and equipment                      (38,858)         (21,932)
   Proceeds from disposals of property, plant and equipment              549              331
   Distributions from equity affiliates                                  815               71
   Acquisitions/joint ventures, net of cash acquired                      19           (1,429)
                                                                    --------         --------
NET CASH USED BY INVESTING ACTIVITIES                                (37,475)         (22,959)
Cash flows from financing activities:
  Revolving line of credit - net                                      (7,500)         (12,500)
  Payments on long-term debt                                         (16,250)          (7,500)
  Decrease in note payable - net                                      (1,715)          (2,391)
  Proceeds from exercise of stock options                              1,102            2,692
  Purchase of common stock for treasury                                 (820)         (13,469)
                                                                    --------         --------
NET CASH USED BY FINANCING ACTIVITIES                                (25,183)         (33,168)
                                                                    --------         --------
Effect of exchange rate changes on cash and cash equivalents             125                5
                                                                    --------         --------
Increase in cash and cash equivalents                                  7,003            2,016
Cash and cash equivalents at beginning of period                      12,281           17,728
                                                                    --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 19,284         $ 19,744
                                                                    ========         ========

Noncash activities:
Change in fair value of                                                1,090            2,876
   interest rate swap liabilities
Change in noncash portion of deferred
   compensation plan                                                   1,370              341

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

Operating results for the nine-month period ended June 28, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 28, 2002.

Certain reclassifications have been made in the fiscal 2002 financial statements to conform to the fiscal 2003 presentation.

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

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The disclosure requirements of FIN No. 45 are effective for interim and annual period financial statements ending after December 15, 2002. The Company's contingent consideration related to the acquisition of ADVO Canada in June 2002 is subject to the disclosure requirements of FIN No. 45. If certain earning targets are met by ADVO Canada, the Company will be required to pay an additional payment of up to a maximum of $0.7 million over the next three years. Upon completion of the first year, ADVO Canada met its earning targets and the previous shareholders received $0.2 million during the third quarter of fiscal 2003.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which addresses when a company should include in its financial statements the assets and liabilities of unconsolidated variable interest entities ("VIEs"). It defines VIEs as those entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. FIN No. 46 is effective for fiscal years or interim periods beginning after June 15, 2003. The Company is currently evaluating the effect, if any, that FIN No. 46 may have on its financial statements in the fourth quarter of fiscal 2003.

3.    COMPREHENSIVE INCOME

Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. The Company's comprehensive income was as follows:

                                                      Nine months ended            Three months ended
                                                   ----------------------        ----------------------
                                                   June 28,       June 29,       June 28,       June 29,
                                                     2003           2002           2003           2002
                                                   -------        -------        -------        -------
(In thousands)
Net income                                         $35,458        $30,653        $13,606        $10,144
Other comprehensive income:
   Reclassification of unrealized gain on
        derivative instruments                       1,090          2,876             --            848
   Foreign currency translation adjustments            219              9            128              9
                                                   -------        -------        -------        -------
Total comprehensive income                         $36,767        $33,538        $13,734        $11,001
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

                                          Nine months ended             Three months ended
                                       ----------------------        ----------------------
                                       June 28,       June 29,       June 28,       June 29,
                                         2003           2002           2003           2002
                                       -------        -------        -------        -------
(In thousands, except per share data)
Net income                             $35,458        $30,653        $13,606        $10,144
Weighted average basic shares           19,818         19,963         19,849         20,010
Effect of dilutive securities:
  Stock options                            186            315            250            324
  Restricted stock                          23             27             27             19
                                       -------        -------        -------        -------
Dilutive potential basic shares            209            342            277            343

Weighted average diluted shares         20,027         20,305         20,126         20,353
                                       =======        =======        =======        =======
Basic earnings per share               $  1.79        $  1.54        $   .69        $   .51
                                       =======        =======        =======        =======
Diluted earnings per share             $  1.77        $  1.51        $   .68        $   .50
                                       =======        =======        =======        =======

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

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


                                                      Nine months ended                   Three months ended
                                                 ---------------------------          ---------------------------
                                                 June 28,           June 29,          June 28,           June 29,
                                                   2003               2002              2003               2002
                                                 --------           --------          --------           --------
(In thousands, except per share data)
Net income, as reported                          $ 35,458           $ 30,653          $ 13,606           $ 10,144

Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related
tax effects                                        (3,026)            (3,500)           (1,176)            (1,176)
                                                 --------           --------          --------           --------

Pro forma net income                             $ 32,432           $ 27,153          $ 12,430           $  8,968
                                                 ========           ========          ========           ========

Earnings per share:
Basic - as reported                              $   1.79           $   1.54          $    .69           $    .51
Basic - pro forma                                $   1.64           $   1.36          $     63           $    .45

Diluted - as reported                            $   1.77           $   1.51          $    .68           $    .50
Diluted - pro forma                              $   1.62           $   1.35          $     62           $    .44

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the stock options' vesting period, ranging from one to four years. The pro forma effect on net income and related earnings per share may not be representative of the future years' impact since the terms and conditions of new grants may vary from the current terms.

6.    NON-RECURRING CHARGES

In the third quarter of fiscal 2002, the Company recorded a pre-tax charge of approximately $4.2 million, or $0.13 per share, in selling, general and administrative costs for structural changes to the sales and marketing organization.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS

REVENUES The Company reported third quarter revenues of $289.7 million, increasing $8.7 million, or 3.1%, over prior year's third quarter. For the first nine months of fiscal 2003, revenues were $867.9 million, increasing $25.6 million, or 3.0%, over the comparable prior year period. The revenue gains for both the three and nine-month periods were primarily attributable to the volume growth in the Company's core shared mail products as demonstrated by the Company's key statistics and to a lesser degree pricing gains. Total shared mail pieces distributed increased 4.1% for the third quarter and 2.9% for the year-to-date period of fiscal 2003 over the comparable prior year periods of fiscal 2002. Total shared mail packages increased 0.1% and 1.5% for the three and nine months ended June 28, 2003 versus the same periods in the prior year. In addition, average pieces per package were 7.85 for both the third quarter and nine months ended June 28, 2003 growing 4.0% and 1.4%, respectively, over the prior quarter and year-to-date periods.

The third quarter and nine-month periods of fiscal 2003 included revenues of $1.1 million and $5.0 million, respectively, associated with the acquisition of ADVO Canada in June 2002. The revenue growth detailed above was offset in part by shifts in product mix and weights which contributed to the 1.4% and 0.5% decrease in revenue per thousand pieces for the third quarter and nine-months ended June 28, 2003, respectively.

OPERATING EXPENSES Cost of sales, as a percentage of revenue, was 73.8% for both the three and nine-month periods ended June 28, 2003, reflecting an increase over the prior year of 0.2 percentage points for the quarter and 0.7 percentage points for the nine-month year-to-date period. Cost of sales, in absolute terms, increased $7.0 million for the third quarter and $24.3 million for the first nine months of fiscal 2003 over the comparable periods of the prior year. Distribution costs, primarily consisting of postage costs, increased 5.1% for the third quarter and 5.2% for the current year-to-date period due to the shared mail package and piece growth in fiscal 2003 and the postal rate increase in the prior year. Also contributing to the cost of sales increase for the quarter and year-to-date periods of fiscal 2003 were higher facilities and overhead costs, which included such items as utilities, insurance and increased rent associated with the modernization of certain facilities. Offsetting these increased costs were efficiencies at the Company's branches. The Company's cost per thousand pieces manufactured decreased 6.6% and 5.6% for the current quarter and year-to-date period, respectively, as compared to the prior year periods even as the Company processed an increased number of pieces and packages.

As a percentage of revenues, selling, general and administrative ("SG&A") costs, including the provision for bad debts, decreased 0.8 percentage points to 18.7% for the third quarter of fiscal 2003 and 0.5 percentage points to 19.3% for the nine-month period ended June 28, 2003 reflecting the Company's commitment of strictly monitoring fixed costs. In absolute terms SG&A costs, including the provision for bad debts, decreased $0.6 million for the third quarter and increased $0.5 million for the nine-month year-to-date period when compared to the same periods in the prior year. SG&A costs included higher incentive compensation for the three and nine months ended June 28, 2003 but were offset to a degree by lower bad debt expense. SG&A costs for the current nine-month period included an $0.8 million severance charge pursuant to the departure of the Company's former Chief Financial Officer. The third quarter and nine-month year-to-date SG&A expenses of fiscal 2003 included $3.3 million and $6.7 million, respectively, of costs for a project focused on developing programs to accelerate the achievement of the Company's revenue growth potential. These costs included incremental consulting expenses, additional compensation and other re-deployed costs associated with the formation of this project group. In the prior year's quarter and year-to-date periods, SG&A costs included a $4.2 million charge relating to structural changes to strengthen the Company's sales and marketing organization.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING INCOME Operating income for the third quarter of fiscal 2003 was $21.6 million, increasing $2.3 million, or 12.0%, over the same period of the prior year. For the first nine months of fiscal 2003, operating income was $60.3 million, versus $59.5 million for the same period of fiscal 2002, increasing $0.8 million.

INTEREST EXPENSE For the third quarter and nine months of fiscal 2003, interest expense decreased $1.7 million and $4.0 million, respectively, compared to the same periods of the prior year. Contributing to this decrease were lower market rates of interest, a decrease in the average outstanding debt balance and the elimination of the Company's interest swap agreements at the beginning of December 2002.

OTHER INCOME/EXPENSE For the three and nine months ended June 28, 2003, other income of $0.3 million and $0.9 million, respectively, resulted primarily from the equity earnings of a newspaper partnership with the Company which was accounted for under the equity method. In the prior year's third quarter and year-to-date periods, other expense of $0.1 million and $0.8 million, respectively, included equity earnings of $0.1 million and equity losses of $0.3 million associated with the start up of the newspaper partnership.

INCOME TAXES The effective income tax rate for the three and nine months ended June 28, 2003 was approximately 33.4% and 35.7%, respectively versus 37% for the comparable periods in the prior year. The decrease in the tax rate was due to federal and state tax credits expected to be received by the end of the current fiscal year.

EARNINGS PER SHARE As a result of the Company's improved earnings, lower interest expense and higher other income, diluted earnings per share increased 36.0% to $0.68 for the third quarter of fiscal 2003 from $0.50 for the same period of the prior year. On a year-to-date basis, diluted earnings per share were $1.77 for the first nine months of fiscal 2003 versus $1.51 in the comparable prior year period, representing a 17.2% increase.

FINANCIAL CONDITION

Working capital decreased $5.2 million from $36.6 million at September 28, 2002 to $31.4 million at June 28, 2003. The decrease in working capital from the end of the prior year is attributable to a $0.3 million decrease in current assets and a $4.9 million increase in current liabilities. The components of current assets included: a $8.1 million decrease in accounts receivable attesting to the Company's focused collection efforts, offset by increases of $7.0 million in cash and cash equivalents and $1.6 million in prepaid and current assets due in part to higher insurance premiums.

The increase in current liabilities included: a $10.0 million increase in the current portion of long-term debt due to scheduled debt repayments and a $1.8 million increase in accrued compensation and benefits for higher incentive wages. These increases were offset by decreases of $3.4 million in accounts payable due the timing of vendor payments and $1.8 million in other current liabilities due to the timing of customer advances and the expiration of the Company's interest rate swap agreements.

Stockholders' equity increased $38.6 million to $74.9 million at June 28, 2003. The increase in stockholders' equity was primarily the result of the Company's $35.5 million year-to-date net income. Other increases were $2.8 million of stock and option related transactions by associates, a positive change of $1.1 million in the fair value of derivative instruments and cumulative foreign currency translation adjustments of $0.2 million. Offsetting these increases were treasury stock purchases of $0.9 million, which consisted of $0.7 million pursuant to elections by employees to satisfy tax withholding requirements under the Company's restricted stock and stock option plans and $0.2 million made on the open market during the first fiscal quarter associated with the Company's buyback program.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROPERTY, PLANT AND EQUIPMENT

Capital expenditures for property, plant and equipment were $38.9 million for the nine-month period ending June 28, 2003. The Company is concentrating its capital investments on the development of software for its order fulfillment and service delivery redesign project. There were also capital outlays for Alphaliner computerized mail sorters, assorted computer hardware and renovations to certain of the Company's facilities. Capital expenditures for the entire year are expected to be in the high $40 million range.

LIQUIDITY

The Company's main source of liquidity continues to be funds generated from operating activities. The Company also has available unused credit commitments of $127.0 million, of which $117.4 million may be used to fund working capital requirements.

Cash and cash equivalents increased $7.0 million for the nine-month period ended June 28, 2003. The increase was derived from net cash provided by operating activities of $69.5 million offset by net investing activities of $37.5 million and net financing activities of $25.2 million.

Net cash provided by operating activities was $69.5 million for the period ended June 28, 2003. Principal contributing factors were the Company's net earnings and a decrease in accounts receivable due to stringent collection efforts counterbalanced by the timing of both vendor payments and customer advances. Net cash provided by operating activities increased $11.4 million over the prior year.

Investing activities for the nine-month period ended June 28, 2003 mainly related to capital expenditures for property, plant and equipment as previously discussed. For the prior period ended June 29, 2002 investing activities consisted of $21.9 million for capital expenditures and $1.4 million for the acquisition of ADVO Canada and a MailCoups franchisee.

Net cash used for financing activities for the periods ended June 28, 2003 and June 29, 2002 was $25.2 million and $33.2 million, respectively. In the current year debt payments of $23.8 million included net payments on the revolver and scheduled principal payments on the term loan. In addition, cash used for financing activities included the final payment of a $1.7 million note resulting from the acquisition of Mail Marketing Systems, Inc. ("MMSI"). These uses of cash were offset by proceeds of $1.1 million pursuant to stock option exercises. Financing activities in the prior year included debt payments of $20.0 million, payment of a $2.4 million note associated with the acquisition of MMSI and $13.5 million of treasury stock purchases offset by cash of $2.7 million generated from the exercise of options.

Contractual and commercial commitments

The Company's contractual obligations are as follows:

(In millions)                    Long-term debt   Operating leases
                                 --------------   ----------------
Less than one year               $   32.5                  $  15.4
One to three years                  113.0                     28.0
Four to five years                     --                     12.1
After five years                       --                     16.8
                                 --------                  -------
  Total                          $  145.5                  $  72.3
                                 ========                  =======

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

The Company has various agreements with International Business Machines Corporation ("IBM") Global Services to provide systems development, technical support, a customer support center and server farm management services to the Company. The noncancellable portions of these contracts have lapsed, allowing the Company the option to cancel these contracts subject to termination charges ranging from $12.7 million in fiscal 2003 to $0.2 million in fiscal 2008 depending on the year in which the cancellation becomes effective.

The Company has agreements with various paper suppliers to assure the continuity of supply as well as supply of proper paper grades. Approximately 70% of the Company's expected paper requirements are covered by these agreements. The Company has negotiated prices that are tied to a published paper price index. These arrangements expire at various dates through October 31, 2005.

The Company has outstanding letters of credit of approximately $9.6 million under separate agreements expiring in April 2004, primarily relating to its worker's compensation program.

The Company anticipates it will be able to meet its commitments detailed above through funds generated from operations or from unused credit under its revolving line of credit.

FINANCING ARRANGEMENTS

The Company maintains a credit agreement which provides for total credit facilities of $300 million, consisting of a $135 million term loan and a $165 million revolving line of credit. The $300 million credit facility has been reduced by scheduled term loan principal payments to date. At June 28, 2003, there was $145.5 million of debt outstanding, with $32.5 million classified as current due to scheduled principal payments. The Company anticipates it will be able to meet its debt obligations through funds generated from operations. During July 2003, the Company borrowed an additional $5.0 million under the revolving line of credit.

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

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are most important to the portrayal of a company's financial condition and results and which require complex or subjective judgments or estimates. The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates under different assumptions and conditions. The Company had determined its critical accounting policies to include the allowance for doubtful accounts and the valuation of goodwill and intangible assets.

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

Valuation of goodwill and intangible assets

Goodwill represents the excess purchase price over the fair value of net assets acquired in connection with purchase business combinations. The Company is required to test goodwill annually for impairment. Impairment exists when the carrying amount of goodwill exceeds its fair market value. The Company's goodwill impairment test was performed by comparing the net present value of projected cash flows to the carrying value of goodwill. The Company utilized discount rates determined by management to be similar with the level of risk in the current business model. The Company performed the annual impairment testing during the third quarter of fiscal 2003 and determined that no impairment of goodwill exists. If the assumptions the Company made regarding estimated cash flows, such as future operating performance and other factors used to determine the fair value, are less favorable than expected, the Company may be required to record an impairment charge.

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

If interest rates should change by 2 percentage points for the remainder of the 2003 fiscal year from those rates in effect at June 28, 2003, assuming no change in the outstanding debt balance and considering the effects of the Company's interest rate swap agreements, interest expense would increase/decrease by approximately $0.7 million.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those in the forward looking statements. The Company's business is promotional in nature, and ADVO serves its clients on a "just in time" basis. As a result, fluctuations in the amount, timing, pages and weight, and kinds of advertising pieces can vary significantly from week to week, depending on its customers' promotional needs, inventories, and other factors. In any particular quarter these transactional fluctuations are difficult to predict, and can materially affect the Company's revenue and profit results. The Company's business contains additional risks and uncertainties which include but are not limited to: general changes in customer demand and pricing, the possibility of consolidation throughout the retail sector, the impact of economic and political conditions on retail advertising spending and our distribution system, postal and paper prices, possible governmental regulation or legislation affecting aspects of the Company's business, the efficiencies achieved with technology upgrades, the number of shares the Company will purchase in the future under its buyback program, fluctuations in interest rates related to the outstanding debt and other general economic factors.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated, under the supervision and with the participation of management, the principal executive officer and principal financial officer, the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is made timely in accordance with the Securities Exchange Act and the rules and forms of the Securities and Exchange Commission.

The principal executive officer and principal financial officer have concluded, based on their review, that the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c), were, as of the end of the period covered by this Quarterly Report on Form 10-Q, effective to ensure that information required to be disclosed by the Company in reports it files under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. No change to the Company's internal control over financial reporting occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit Index

Exhibit No.        Exhibits
-----------        --------
    10             Executive Severance Agreement between
                   James M. Dahmus and ADVO, Inc. dated
                   April 17, 2003.

    31.1           Certification Pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002 - Gary M. Mulloy.

    31.2           Certification Pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002 - James M. Dahmus.

    32.1 Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Gary M. Mulloy.


    32.2 Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - James M. Dahmus.

      (b)   Reports on Form 8-K

            The Company furnished a current report on Form 8-K dated July 17, 2003 which reported the Company's earnings press release for the third quarter ended June 28, 2003.

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

                                         ADVO, Inc.


Date: August 11, 2003                    By: /s/ JOHN D. SPERIDAKOS
      ---------------                        -------------------------------
                                             John D. Speridakos
                                             Vice President and Controller
                                             (Principal Accounting Officer)