Form 10-K
period 2003-09-27
ADVO INC
filed 2003-12-19
CIK 801622

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

For the fiscal year ended September 27, 2003

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from  __________ to  __________

Commission file number 1-11720
                                   ADVO, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                          06-0885252
--------------------------------------------       --------------------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer Identification No.)
        incorporation or organization)
     One Targeting Centre, Windsor, CT                              06095-2639
--------------------------------------------       --------------------------------------------
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

The aggregate market value of voting stock held by non-affiliates of the registrant at November 28, 2003 was $895,815,438. On that date, there were 30,120,521 outstanding shares of the registrant's common stock.

Documents Incorporated by Reference:

Portions of the 2003 Annual Report to Stockholders are incorporated by reference into Parts II and IV of this Report.

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   ADVO, INC.
                          INDEX TO REPORT ON FORM 10-K
                     FOR THE YEAR ENDED SEPTEMBER 27, 2003

                                     PART I

ITEM                                                                   PAGE
----                                                                   ----
 1.      Business....................................................    1
 2.      Properties..................................................    7
 3.      Legal Proceedings...........................................    7
 4.      Submission of Matters to a Vote of Security Holders.........    7

                                  PART II
 5.      Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................    7
 6.      Selected Financial Data.....................................    7
 7.      Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    8

 7   A.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................    8
 8.      Financial Statements and Supplementary Data.................    8
 9.      Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    8

 9   A.  Controls and Procedures.....................................    8

                                 PART III
10.      Directors and Executive Officers of the Registrant..........    8
11.      Executive Compensation......................................   10
12.      Security Ownership of Certain Beneficial Owners and
         Management..................................................   10
13.      Certain Relationships and Related Transactions..............   11
14.      Principal Accounting Fees and Services......................   11

                                  PART IV
15.      Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................   11

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     ADVO, Inc. ("ADVO" or the "Company") is a full service targeted in-home print advertising company primarily engaged in soliciting and processing printed advertising from retailers, manufacturers and service companies for targeted distribution by both shared and solo mail, as well as private carrier delivery, to consumer households in the United States and Canada on a national, regional and local basis. The Company's shared mail advertising programs reach on average, approximately 67 million U.S. households on a weekly basis and 105 million on a monthly basis.

     The Company satisfies clients of all types and sizes with customized targeting solutions for their marketing communication needs. Founded in 1929 as a hand delivery company, the Company entered the direct mail industry as a solo mailer in 1946 and began its shared mail program in 1980. The Company currently is the largest commercial user of standard mail (formerly third-class mail) in the United States.

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

     ADVO's principal executive offices are located at One Targeting Centre, Windsor, Connecticut 06095.

PRODUCTS AND SERVICES

     ADVO's direct mail marketing products and services include shared mail and solo mail. ADVO provides ancillary services to complement its direct mail marketing programs and also provides private carrier delivery in certain markets. In addition, the Company provides direct mail advertising solutions for local neighborhood businesses. The Company's consumer web-site, ShopWise.com, allows retailers to electronically target promotions and values to subscribers.

SHARED MAIL

     In the Company's branded shared mail program, ShopWise(TM), the individual advertisements of various businesses within a mailing radius are combined into a single mail package. Because the cost of the postage is flat up to a certain level, the clients share the savings of combining their advertisements.

     The Company customizes shared mail packages by targeting levels selected by the customer. In most instances, each household within the predetermined targeting level will receive a mail package. The Company offers various targeting levels for the customer's designated mailing area based on the level of geo-demographic precision that is requested by the customer. Individual customers can choose predetermined clusters of ZIP Code zones, all ZIP Codes covered by a program, or ADVO Targeting Zones ("ATZs"). ATZs enable advertisers to target their ads to consumer clusters of about 3,500 households. ATZs are neighboring postal carrier delivery routes within a ZIP Code that are clustered together based on shared demographic characteristics and proximity to key retail shopping areas.

     The flexibility and targeting capabilities of the ATZ platform enable customers, such as retail store chains, to select areas serviced by their retail stores and, at the same time, distribute different versions to reach their choice consumers. The Company uses geographic, demographic and psychographic data to tailor the customers' advertisements to their targeted audience.

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

     MailCoups, Inc. ("MailCoups"), a wholly owned subsidiary of ADVO, is a franchise-based cooperative coupon mail company headquartered in Avon, Massachusetts. This company, operating under the trade name of SuperCoups, creates and distributes attractive, cost-effective targeted coupons in a distinctive envelope format for local neighborhood merchants via an extended network of franchise owners. At the end of fiscal year 2003, MailCoups had approximately 65 franchisees including 225 franchise units in 23 states.

     In June 2002, the Company acquired FACC Corporation ("FACC"), which includes both First Avenue and Breezeway Communications, Inc., based in Toronto, Canada. FACC is an innovator in both the targeting and distribution of in-home print advertising. Similar to ADVO, FACC uses a proprietary software tool that leverages both geographic and demographic information to help identify desirable audiences and target advertising messages to consumers.

     FACC's client base of approximately 100 companies includes most major international food service/restaurant groups and international packaged goods manufacturers. FACC distributes approximately 240 million pieces of advertising mail per year to targeted segments of Canada's 12 million households. FACC was renamed ADVO Canada subsequent to their acquisition.

     The Company acquired the New Jersey Shoppers Guide ("NJ Shopper") in April 2001. The NJ Shopper is a weekly direct mail shopper which is distributed in Southern New Jersey. The NJ Shopper has a weekly circulation of approximately 400,000 households that supplements the Company's current distribution.

     In November 2000, the Company acquired Mail Marketing Systems, Inc., ("MMSI") a privately held direct mail advertising company located in Jessup, Maryland. The acquisition of MMSI complements ADVO's core distribution network by providing additional shared mail coverage to approximately 4.2 million households in 75 smaller market areas not served by ADVO prior to the acquisition. MMSI also provides solo direct mail advertising for its clients.

     Acquisitions made by the Company in the past three fiscal years have been accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired companies were included in the consolidated statements of operations from their acquisition date.

     The Company has executed strategic initiatives by developing new products and new ways of doing business as platforms for growth. These initiatives complement and expand the Company's core advertising programs by meeting a wider range of client needs in markets already served through targeted distribution. These initiatives include additional in-home mailing dates and newspaper alliances.

     The Company's introduction of additional in-home mailing dates in existing markets offers existing clients added targeting capabilities through delivery on weekends and also provides new opportunities with clients who traditionally prefer weekend in-home dates. At the end of fiscal year 2003, the Company had stand-alone additional mailings in these existing markets: Albuquerque, Las Vegas, Akron and Houston.

     The formation of newspaper alliances offers clients a new integrated print advertising solution that combines targeted direct mail with newspaper distribution while synergizing distribution costs. By joining newspaper and direct mail distribution, both clients and consumers benefit from the efficiencies and enriched content of these targeted advertising offerings. These alliances take two forms. In one, ADVO distributes the combined advertising packages, primarily by mail, weekly to every household in the market that is not a daily subscriber to the newspaper partner. The newspaper then distributes our combined advertising material by hand (through its regular carrier delivery) to its subscribers, covering the market in full. The markets covered in fiscal year 2003 included: Boston, Denver, Los Angeles, Bridgeport, St Petersburg, Northern California, and Southern Connecticut.

     The additional mailing programs in the Detroit and Orange County markets represent the second form of newspaper alliances. The alliances in these markets create a second weekly distribution package comprised of advertisements provided by both parties. These packages are distributed jointly to every household in the market. This strengthens print advertising options for the Company's clients and creates a richer package with more attractive choices for consumers.

DISTRIBUTION NETWORK

     ADVO's distribution network offers a diversified approach to delivering its clients' messages.

     The Company's core distribution network is represented by the weekly ShopWise(TM) program. ShopWise(TM) is a weekly distribution program covering, on average, approximately 67 million households in approximately 130 markets, in essentially all major metropolitan markets. This program is used by local and national retailers. The zone configuration selected for each market is normally determined by population density and by proximity to retail outlets. Retailers with multiple locations and weekly mailing frequency are a key determinate of the zones chosen by the Company for its weekly distribution. The Company derives most of its revenues from the ShopWise(TM) shared mail program.

     The Company is part of a network, known as ADVO National Network Extension ("A.N.N.E."), comprising of regional shared mail companies, which provides its clients with extended coverage outside the markets already served by the Company. Approximately 33 million additional households can be reached on a shared mail basis through A.N.N.E. The Company handles the clients' orders directly and manages distribution of their advertising through A.N.N.E.'s members. Con-versely, A.N.N.E. enables participating members (shared mail companies) to offer their clients extended marketplace reach using the Company's household coverage.

     The Company extended its core shared mail advertising program by establishing its rural expansion program. Once a month, the Company reaches approximately five million rural U.S. households and provides targeted shared mail advertising coverage to areas that previously were only served via solo mail.

     These programs, along with the additional-in-home distributions and newspaper alliances, comprise the Company's vast distribution network reaching over 105 million homes.

MAILING LIST

     ADVO's management believes its computerized mailing list is the largest residential/household mailing list in the country. It contains over 128 million addresses (constituting nearly all of the households in the United States). The Company has enhanced the list by acquiring 12 million business addresses, which have been integrated into the household file in walk sequence order. The Company's management believes that the list is particularly valuable and that replication in its entirety by competitors would be extremely difficult and costly. The list enables the Company to target mailings to best serve its customers.

CUSTOMER BASE

     Typically, the Company's customers are those businesses whose products and services are used by the general population. These businesses (including supermarkets, quick serve restaurants, drug stores, discount and department stores and home furnishing retailers) require continuous advertising to a mass audience. The enhanced targeting capabilities of the Company's distribution system have led to the development of opportunities for new customer categories, such as telecommunications, insurance, financial services, and entertainment companies. The Company's targeting capabilities can also provide additional opportunities for more effective advertising to existing customers who advertise to a mass audience.

     In fiscal years 2003, 2002 and 2001, no one customer accounted for more than 6% of the Company's sales.

OPERATIONS

     Customers' advertising circulars are processed by approximately 1,600 production employees who work at 23 processing facilities strategically located throughout the U.S. and Canada. Inserting machines (which collate the individual advertising pieces into the packages), and addressing and labeling equipment are the principal pieces of equipment used to process the Company's products and services which are distributed by the USPS, private carrier delivery and Canadian Post. The Company is using the Alphaliner, which is a computerized mail collator/inserter, at eight of its mail processing facilities. The Alphaliner offers higher speed and capacity, enhanced productivity, computerized controls which automate order processing, and is electronically integrated with other machines, and links to ADVO's order fulfillment system. The Alphaliner rollout to the remaining facilities is expected to continue.

     In all 22 of ADVO's processing facilities, excluding Canada, the transportation department analyzes and sorts all mailings to the appropriate USPS facility. Each of the Company's facilities has a Detached Mail Unit ("DMU") where the USPS is on site and verifies and accepts all of ADVO's mailings. The Company's mail is accepted under an optional procedure that compares financial, production and other business records in lieu of the standard verification procedures of weighing 100% of the mail in bulk. Approximately 90% of the time, the Company ships the mail directly to the local post office for final delivery by the individual postal carrier. The Company tracks the mail from its departure at our processing facilities to its final destination at local post offices and monitors timely and proper delivery of the client's advertisement on the requested in-home delivery dates.

     MailCoups operates a cooperative direct mail coupon advertising business by performing print and distribution services for the franchisees at its one production facility. MMSI operates under a business model and environment similar to ADVO's. MMSI provides shared mail programs predominantly in the Mid-Atlantic states, as well as a full range of solo mail services. At the end of fiscal 2003, MMSI's production facility was relocated to an existing Company processing facility.

     The Company entered into an agreement with IBM Global Services ("IBM") to provide computer processing, systems development and systems legacy support to the Company. The Company's regional production sites, sales offices and corporate headquarters are on-line with this computer center, enabling the day-to-day processing functions to be performed and providing corporate headquarters with management information. The systems include: order processing and production control, transportation/distribution, address list maintenance, market analysis, label printing and distribution, billing and financial systems, human resources and payroll processing, carrier routing of addresses received from customer files and demographic analyses. The Company also has agreements with IBM to provide a customer support center (help desk) and client server (server farm) management services.

COMPETITION

     In general, the printed advertising market is highly competitive with companies competing primarily on the basis of the ability to target selected potential customers on a cost-effective basis and on speed of delivery. ADVO's competitors for the delivery of retail and other printed advertising are numerous and include newspapers, regional and local mailers, direct marketing firms, "shoppers" and "pennysavers."

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

     There are local mailers in practically every market of the country. In addition to local mailers, there are many local private delivery services, such as shoppers and pennysavers, which compete by selling ROP advertisements and classified advertisements. ADVO believes that it competes effectively in its various markets.

SEASONALITY

     ADVO's business generally follows the trends of retail advertising spending. The Company has historically experienced slightly higher revenues in the second half of the fiscal year.

RESEARCH AND DEVELOPMENT

     Company expenditures in research and development during the last three years have not been material.

ENVIRONMENTAL MATTERS

     The Company believes that it is substantially in compliance with all regulations concerning the discharge of materials into the environment, and such regulations have not had a material effect on the capital expenditures or operations of the Company.

RAW MATERIALS

     The Company manages the supply of paper through its printing network on behalf of its print vendors. ADVO has agreements with various paper suppliers and print vendors to assure continuity of supply as well as supply of proper paper grades at competitive prices.

EMPLOYEES

     As of September 27, 2003, the Company had a total of approximately 3,800 full and part-time employees. ADVO also uses outside temporary employees for the outsourcing of certain production jobs and during busy seasons.

     ADVO has one union contract covering production employees in the Hartford, Connecticut branch. The Company believes that its relations with its employees are satisfactory.

FORWARD LOOKING STATEMENTS

     This Report on Form 10-K includes forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those in the forward looking statements. The Company's business is promotional in nature, and ADVO serves its clients on a "just in time" basis. As a result, fluctuations in the amount, timing, pages and weight, and kinds of advertising pieces can vary significantly from week to week, depending on its customers' promotional needs, inventories and other factors. In any particular quarter these transactional fluctuations are difficult to predict and can materially affect the Company's revenue and profit results. The Company's business contains additional risks and uncertainties which include but are not limited to: general changes in customer demand and pricing, the possibility of consolidation throughout the retail sector, the impact of economic and political conditions on retail advertising spending and our distribution system, postal and paper prices, possible governmental regulation or legislation affecting aspects of the Company's business, the efficiencies achieved with technology upgrades, the number of shares the Company will purchase in the future under its buyback program, fluctuations in interest rates related to the outstanding debt and other general economic factors.

WEBSITE ACCESS TO COMPANY REPORTS AND OTHER INFORMATION

     We make available free of charge through our website, www.advo.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

     We have adopted a Code of Business Ethics and Conduct that applies to all employees as well as our Board of Directors. The Code of Business Ethics and Conduct, as well as the Charters for the committees of our Board of Directors, the Audit Committee, the Qualified Legal Compliance Committee and the Compensation and Nomination Committee and the Company's Corporate Governance Guidelines, are posted on our website www.advo.com. Copies of these documents will be provided free of charge upon written request directed to Corporate Secretary, ADVO, Inc., One Targeting Centre, Windsor, CT, 06095-2639.

ITEM 2.  PROPERTIES

     ADVO does not own any real estate except for its corporate headquarters. The corporate headquarters, located in Windsor, Connecticut, consists of two buildings totaling approximately 142,000 square feet. The Company leases 23 production facilities, including the MailCoups and ADVO Canada facilities, and 34 sales offices (which excludes the sales offices that are located in the mail processing facilities) throughout the United States. The Company believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained. All of the Company's production facilities are maintained and monitored by professional security staff. Access to the facilities is strictly limited to authorized personnel only.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     ADVO's 2003 Annual Report to Stockholders includes on page 39 under the caption "Quarterly Financial Data (Unaudited)" the reported high and low market prices of ADVO's common stock for the past two fiscal years, and such information is incorporated herein by reference and made a part hereof (see
Exhibit 13).

     Subsequent to year-end, on October 16, 2003, the Company declared a three-for-two split of its common stock effected in the form of a stock dividend. As a result of the split, stockholders received one additional share of common stock for every two shares held. The stock dividend was paid on November 7, 2003 to common stockholders of record as of October 24, 2003.

     During fiscal years ended September 27, 2003, September 28, 2002, and September 29, 2001, the Company declared no cash dividends. Subsequent to year-end, the Company established a quarterly cash dividend. The initial quarterly cash dividend was aligned with the stock split and was paid a rate of $0.11 per share ($0.44 per year) post-split.

     The closing price as of November 28, 2003 of the Company's common stock, under the symbol AD, on the New York Stock Exchange as reported in The Wall Street Journal was $30.21 per share. The approximate number of holders of record of the common stock on November 28, 2003 was 592.

     During fiscal year 2003, the Company engaged in no sales of its securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is included in ADVO's 2003 Annual Report to Stockholders on page 16 under the caption "Selected Financial Data" and is incorporated herein by reference and made a part hereof (see Exhibit 13).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is included in ADVO's 2003 Annual Report to Stockholders on pages 17 through 24 under the caption "Financial Report" and is incorporated herein by reference and made a part hereof (see
Exhibit 13).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is included in ADVO's 2003 Annual Report to Stockholders on page 22 under the caption "Market Risk" and is incorporated herein by reference and made a part hereof (see Exhibit 13).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ADVO's consolidated financial statements, together with the Report of Independent Auditors thereon dated October 16, 2003 appearing on pages 25 through 40 of ADVO's 2003 Annual Report to Stockholders, are incorporated herein by reference and made a part hereof (see Exhibit 13).

     The selected quarterly information required by this item is included under the caption "Quarterly Financial Data (Unaudited)" on page 39 of ADVO's 2003 Annual Report to Stockholders and is incorporated herein by reference and made a part hereof (see Exhibit 13).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this Annual Report on Form 10-K the Company evaluated under the supervision and with the participation of management, the principal executive officer and principal financial officer, the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is made timely in accordance with the Securities Exchange Act and the rules and forms of the Securities and Exchange Commission.

     The principal executive officer and principal financial officer have concluded, based on their review, that the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c), were, as of the end of the period covered by this Annual Report on Form 10-K, effective to ensure that information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. No change to the Company's internal control over financial reporting occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item, to the extent not set forth below, appears on pages 4 and 5 of the Company's definitive proxy statement dated December 19, 2003 for the annual meeting of stockholders to be held on January 23, 2004 (the "Proxy Statement"), under the caption "Election of Directors," and on page 7 of the Proxy Statement under the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by reference and made a part hereof.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                   AGE   POSITION WITH COMPANY
----                                   ---   ---------------------
Gary M. Mulloy.......................  58    Chairman and Chief Executive Officer
Edwin Harless........................  56    Executive Vice President--Chief Administrative Officer
Myron L. Lubin.......................  63    Executive Vice President--President, Diversified
                                             Business Group
Donald E. McCombs....................  47    Executive Vice President--President, Operations Group
James M. Dahmus......................  47    Senior Vice President--Chief Financial Officer
John S. Dearing......................  49    Senior Vice President--Security
Vince Giuliano.......................  56    Senior Vice President--Government Relations
Stephanie Molnar.....................  44    Senior Vice President--Sales and Business Development
A. Brian Sanders.....................  42    Senior Vice President--Chief Marketing Officer
B. Kabe Woods........................  48    Senior Vice President--Targeting and Network Management
Christopher T. Hutter................  37    Vice President--Treasurer, Financial Analysis and
                                               Investor Relations
John D. Speridakos...................  42    Vice President and Controller

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

     Mr. McCombs became Executive Vice President--President, Operations Group on October 26, 2001. Prior to that, he held various positions with the Company since 1987, including most recently, Executive Vice President and Chief Financial Officer from December 1998 to October 2001 and Senior Vice President and Chief Financial Officer from November 1997 to November 1998.

     Mr. Dahmus became Senior Vice President--Chief Financial Officer on May 28, 2003. Prior to that, he held various positions at Convergys/Cincinnati Bell, a diversified communications company, including most recently, President, Asia/Pacific. Mr. Dahmus joined Convergys/Cincinnati Bell in 1995 as Vice President and Corporate Controller and during his tenure he also held the position of Chief Financial Officer of the company's software division.

     Mr. Dearing became Senior Vice President--Security on October 26, 2001. Prior to that, he held various positions with the Company since 1998, including Senior Vice President--Fulfillment/ Operations from July 1999 to October 2001 and Vice President of Resource Management and Logistics from February 1998 to June 1999. From December 1995 to February 1998, he was Senior Director of Operations at Anchor Glass Container Corporation.

     Mr. Giuliano has been Senior Vice President--Government Relations since October 28, 1996. From April 1983 to October 1996, he was Vice
President--Government Relations.

     Ms. Molnar became Senior Vice President--Sales and Business Development on February 20, 2003. Prior to that, she held various positions with the Company since 1983, including most recently senior management positions in the marketing and client logistics areas.

     Mr. Sanders became Senior Vice President--Chief Marketing Officer on February 20, 2003. Prior to that, he held various positions with the Company since 1997 including most recently senior management positions in sales, business development and client marketing areas.

     Mr. Woods became Senior Vice President--Targeting and Network Management on October 26, 2001. Prior to that, he held various positions with the Company since 1997, including Senior Vice President--Targeting and Technologies from April 2000 to October 2001 and Senior Vice President--Chief Information Officer from September 1997 to April 2000.

     Mr. Hutter became Vice President, Treasurer and Investor Relations on October 28, 1999 and assumed responsibility of Financial Planning and Analysis on November 19, 2003. Prior to that, he held various positions with the Company since 1993, including, Vice President, Assistant Treasurer and Investor Relations from October 1998 to October 1999 and Director of Financial Planning from April 1996 to October 1998.

     Mr. Speridakos became Vice President and Controller on April 1, 2002. Prior to that, he held the position of Vice President and Assistant Controller from October 2001 to March 2002. From June 2000 to June 2001, he was Chief Financial Officer for Aluminium.com. Prior to that, he worked for Geller & Co. servicing Bloomberg L.P. from June 1998 to March 2000.

     The Company is not aware of any family relationships between any of the foregoing officers and any of the Company's directors. Each of the foregoing officers holds such office until his or her successor shall have been duly chosen and shall have been qualified, or until his earlier resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included under the caption "Executive Compensation" on pages 7 through 18 (except for those portions appearing under the subcaptions "Report of the Compensation and Nomination Committee," "Company Financial Performance" and "Audit Committee Report"), and "Governance of the Company" on pages 2 to 4, respectively, of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on page 2 and on pages 6 and 7, respectively, of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

     The following table presents information regarding the Company's equity compensation plans at September 27, 2003 restated for the three-for-two stock split announced subsequent to year-end:

                           NUMBER OF SECURITIES         WEIGHTED AVERAGE       NUMBER OF SECURITIES
                            TO BE ISSUED UPON          EXERCISE PRICE OF      REMAINING AVAILABLE FOR
PLAN                     EXERCISE OF OUTSTANDING      OUTSTANDING OPTIONS,     FUTURE ISSUANCE UNDER
CATEGORY               OPTIONS, WARRANTS AND RIGHTS   WARRANTS AND RIGHTS    EQUITY COMPENSATION PLANS
--------               ----------------------------   --------------------   -------------------------
Equity compensation
plans approved by
shareholders(a)......           3,279,115                    $21.40                  1,305,000

Equity compensation
plans not approved by
shareholders.........                  --                        --                         --
                                ---------                    ------                  ---------
TOTAL................           3,279,115                    $21.40                  1,305,000
                                =========                    ======                  =========

------------

(a) -- Includes the 1998 Incentive Compensation Plan and the 1990 Non-Employee Directors' Restricted Stock Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this item is included under the captions "Principal Accounting Fees and Services" on page 15 to 16 of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. See the Index to Financial Statements and Financial Statement Schedules on page F-1.

         (2) Financial Statement Schedules. See the Index to Financial Statements and Financial Statement Schedules on page F-1.

         (3) Exhibits. The following is a list of the exhibits to this Report:

EXHIBIT NO.                     EXHIBIT                                      WHERE LOCATED
-----------                     -------                                      -------------
 3(a)        Restated Certificate of Incorporation of        Incorporated by reference to Exhibit 3(a) to
             ADVO.                                           the Company's Form 10 filed on September 15,
                                                             1986 (No. 1-11720.)

 3(b)        Restated By-laws of ADVO.                       Incorporated by reference to Exhibit 3(b) to
                                                             the Company's Form 8-K dated July 21, 1999.

 4(a)        Amended and Restated Stockholder Protection     Incorporated by reference to Exhibit 4(a) of
             Rights Agreement, dated as of February 10,      the Company's Form 8-K dated November 25,
             2003, between the Company and Mellon Investor   2002.
             Services LLC, as Rights Agent, including
             Exhibit A and Exhibit B.


EXHIBIT NO.                     EXHIBIT                                      WHERE LOCATED
-----------                     -------                                      -------------
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

10(g)        Executive Severance Agreement dated August 6,   Incorporated by reference to Exhibit 10(r) to
             1997 between ADVO and B. Kabe Woods.*           the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 26, 1998.

10(h)        1998 Incentive Compensation Plan.*              Incorporated by reference to Exhibit A to the
                                                             Company's definitive Proxy Statement for the
                                                             annual meeting held on January 21, 1999.

10(i)        Executive Severance Agreement dated September   Incorporated by reference to Exhibit 10(q) to
             20, 1999 between ADVO and John S. Dearing.*     the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 25, 1999.

10(j)        Executive Severance Agreement dated September   Incorporated by reference to Exhibit 10(r) to
             27, 1999 between ADVO and Christopher T.        the Company's Annual Report on Form 10-K for
             Hutter.*                                        the fiscal year ended September 25, 1999.

10(k)        Amended and Restated Credit Agreement dated     Incorporated by reference to Exhibit 99(b) of
             December 9, 1999 between ADVO and a syndicate   the Company's Form 8-K dated December 9,
             of lenders led by Chase Manhattan Bank as       1999.
             Administrative Agent.

10(l)        The ADVO Deferred Compensation Plan.*           Incorporated by reference to Exhibit 4(a) of
                                                             the Company's Form S-8 filed on October 6,
                                                             2000.

10(m)        Executive Severance Agreement dated January     Incorporated by reference to Exhibit 10(p) to
             4, 1999 between ADVO and Donald E. McCombs.*    the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 30, 2000.

EXHIBIT NO.                     EXHIBIT                                      WHERE LOCATED
-----------                     -------                                      -------------
10(n)        Executive Severance Agreement dated July 10,    Incorporated by reference to Exhibit 10(q) to
             2000 between ADVO and Stephanie Molnar.*        the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 30, 2000.

10(o)        Executive Severance Agreement dated August      Incorporated by reference to Exhibit 10(s) to
             14, 2000 between ADVO and Edwin L. Harless.*    the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 30, 2000.

10(p)        Executive Severance Agreement dated September   Incorporated by reference to Exhibit 10(u) to
             5, 2001 between ADVO and John D. Speridakos.*   the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 28, 2002.

10(q)        Severance Agreement dated November 14, 2002     Incorporated by reference to Exhibit 10 to
             between ADVO and Julie Abraham.*                the Company's Quarterly Report on Form 10-Q
                                                             for the quarter ended December 28, 2002.

10(r)        Trust Agreement between ADVO and Fidelity       Incorporated by reference to Exhibit 10 to
             Management Trust Company for the ADVO, Inc.     the Company's Quarterly Report on Form 10-Q
             Executive Deferred Compensation Plan Trust      for the quarter ended March 29, 2003.
             dated January 2, 2003.*

10(s)        Executive Severance Agreement dated April 17,   Incorporated by reference to Exhibit 10 to
             2003 between ADVO and James M. Dahmus.*         the Company's Quarterly Report on Form 10-Q
                                                             for the quarter ended June 28, 2003.

10(t)        Severance Agreement dated August 1, 2003        Filed herewith.
             between ADVO and David Stigler.*

10(u)        Amended 1990 Non-Employee Directors             Filed herewith.
             Restricted Stock Plan.*

10(v)        Credit Agreement dated December 4, 2003         Filed herewith.
             between ADVO and a syndicate of banks led by
             JPMorgan Chase Bank as Administrative Agent.

10(w)        ADVO, Inc. $125,000,000 Note Purchase           Filed herewith.
             Agreement with private lenders dated December
             4, 2003.

13           2003 Annual Report to Stockholders.             Furnished herewith; however, such report,
                                                             except for those portions thereof which are
                                                             expressly incorporated by reference into this
                                                             Annual Report on Form 10-K, is for the
                                                             information of the Commission and is not
                                                             deemed "filed."

14           Code of Business Ethics and Conduct.            Filed herewith.

21           Subsidiaries of the Registrant.                 Filed herewith.

23           Consent of Independent Auditors.                Filed herewith.

24           Power of Attorney.                              See signature page.

31(a)        Certification pursuant to Section 302 of the    Filed herewith.
             Sarbanes-Oxley Act of 2002--Gary M. Mulloy.

EXHIBIT NO.                     EXHIBIT                                      WHERE LOCATED
-----------                     -------                                      -------------
31(b)        Certification pursuant to Section 302 of the    Filed herewith.
             Sarbanes-Oxley Act of 2002--James M. Dahmus.

32           Certification of Periodic Report Pursuant to    Filed herewith.
             Section 906 of the Sarbanes-Oxley Act of
             2002--Gary M. Mulloy and James M. Dahmus.

------------

* Management contract or compensatory plan required to be filed as an exhibit pursuant to item 14(c) of this report.

     (b) Reports on Form 8-K.

          1) The Company furnished a Current Report on Form 8-K dated October 16, 2003 which reported the Company's earnings press release for the fourth quarter and year ended September 27, 2003.

          2) Subsequent to the year ended September 27, 2003, the Company filed a Form 8-K dated October 16, 2003 and reported under Item 5 thereof, the following:

        - A three-for-two split of its common stock, to be effected by way of a one-for-two stock dividend.

        - The establishment of a regular quarterly cash dividend. The initial quarterly cash dividend was aligned with the stock split and was paid at a rate of $0.11 per share ($0.44 per year) post-split.

        - An increase in its stock repurchase authorization to a total of 1.5 million post-split shares.

          The stock dividend and quarterly cash dividend were distributed on November 7, 2003 to stockholders of record on October 24, 2003.

          The Company also announced it is refinancing its current debt facilities to replace its current arrangements. The Company expects to raise facilities totaling approximately $275 million.

          3) Subsequent to the year ended September 27, 2003, the Company filed a Form 8-K dated November 6, 2003 and reported under Item 5 thereof, the election of Karen Kaplan to the Company's Board of Directors.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: December 19, 2003                   ADVO, Inc.

                                          By:    /s/ JOHN D. SPERIDAKOS
                                            ------------------------------------
                                                    JOHN D. SPERIDAKOS
                                               VICE PRESIDENT AND CONTROLLER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY CONSTITUTES STEPHEN L. PALMER AND JOHN D. SPERIDAKOS, AND EACH OF THEM SINGLY, SUCH PERSON'S TRUE AND LAWFUL ATTORNEYS, WITH FULL POWER TO THEM AND EACH OF THEM, TO SIGN FOR SUCH PERSON AND IN SUCH PERSON'S NAME AND CAPACITY AS INDICATED BELOW, ANY AND ALL AMENDMENTS TO THIS REPORT, HEREBY RATIFYING AND CONFIRMING SUCH PERSON'S SIGNATURE AS IT MAY BE SIGNED BY SAID ATTORNEYS TO ANY AND ALL AMENDMENTS.

December 19, 2003  /s/ GARY M. MULLOY                       Chairman, Chief Executive Officer and
                   ---------------------------------------    Director (Principal Executive
                   GARY M. MULLOY                             Officer)

December 19, 2003  /s/ JAMES M. DAHMUS                      Senior Vice President and Chief
                   ---------------------------------------    Financial Officer
                   JAMES M. DAHMUS                            (Principal Financial Officer)

December 19, 2003  /s/ JOHN D. SPERIDAKOS                   Vice President and Controller
                   ---------------------------------------    (Principal Accounting Officer)
                   JOHN D. SPERIDAKOS

December 19, 2003  /s/ TODD BROWN                           Director
                   ---------------------------------------
                   TODD BROWN

December 19, 2003  /s/ DAVID F. DYER                        Director
                   ---------------------------------------
                   DAVID F. DYER

December 19, 2003  /s/ BOBBIE GAUNT                         Director
                   ---------------------------------------
                   BOBBIE GAUNT

December 19, 2003  /s/ KAREN KAPLAN                         Director
                   ---------------------------------------
                   KAREN KAPLAN

December 19, 2003  /s/ JOHN J. MAHONEY                      Director
                   ---------------------------------------
                   JOHN J. MAHONEY

December 19, 2003  /s/ HOWARD H. NEWMAN                     Director
                   ---------------------------------------
                   HOWARD H. NEWMAN

December 19, 2003  /s/ JOHN R. ROCKWELL                     Director
                   ---------------------------------------
                   JOHN R. ROCKWELL

                                   ADVO, INC.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES


                                                              PAGE
                                                              ----
Report of independent auditors..............................    *
Consolidated statements of operations for the years ended
  September 27, 2003, September 28, 2002, and September 29,
  2001......................................................    *
Consolidated balance sheets at September 27, 2003 and
  September 28, 2002........................................    *
Consolidated statements of cash flows for the years ended
  September 27, 2003, September 28, 2002, and September 29,
  2001......................................................    *
Consolidated statements of changes in stockholders' equity
  (deficiency) for the years ended September 27, 2003,
  September 28, 2002, and September 29, 2001................    *
Notes to consolidated financial statements..................    *
Consolidated Schedules
     II--Valuation and Qualifying Accounts..................  F-2

     All other schedules have been omitted since the required information is not present.

------------

* Incorporated herein by reference from pages 25 to 40 of the ADVO, Inc. 2003 Annual Report to Stockholders.

                                   ADVO, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

             COLUMN A                  COLUMN B            COLUMN C            COLUMN D     COLUMN E
             --------                ------------   -----------------------   ----------   ----------
                                                           ADDITIONS
                                                    -----------------------
                                      BALANCE AT    CHARGED TO   CHARGED TO   DEDUCTIONS   BALANCE AT
                                     BEGINNING OF   COSTS AND      OTHER         FROM        END OF
            DESCRIPTION                 PERIOD       EXPENSES     ACCOUNTS     RESERVES      PERIOD
            -----------              ------------   ----------   ----------   ----------   ----------
Year ended September 29, 2001:
Allowances for sales adjustments...    $ 2,209        $   --       $7,486(b)   $ 6,936      $ 2,759
Allowances for doubtful accounts...      2,728         7,169           --        6,571(a)     3,326
Accumulated amortization
  goodwill.........................      4,053         1,594           --           --        5,647
Accumulated amortization
  intangibles......................      8,023           381           --           --        8,404
                                       -------        ------       ------      -------      -------
                                       $17,013        $9,144       $7,486      $13,507      $20,136
                                       =======        ======       ======      =======      =======
Year ended September 28, 2002:
Allowances for sales adjustments...    $ 2,759        $   --       $8,277(b)   $ 7,518      $ 3,518
Allowances for doubtful accounts...      3,326         8,086           --        7,766(a)     3,646
Accumulated amortization
  intangibles......................      8,404           363           --           --        8,767
                                       -------        ------       ------      -------      -------
                                       $14,489        $8,449       $8,277      $15,284      $15,931
                                       =======        ======       ======      =======      =======
Year ended September 27, 2003:
Allowances for sales adjustments...    $ 3,518        $   --       $7,976(b)   $ 8,773      $ 2,721
Allowances for doubtful accounts...      3,646         3,645         (905)       4,276(a)     2,110
Allowances for notes receivable....         --           181          905          253          833
Accumulated amortization
  intangibles......................      8,767           370           --           --        9,137
                                       -------        ------       ------      -------      -------
                                       $15,931        $4,196       $7,976      $13,302      $14,801
                                       =======        ======       ======      =======      =======

------------

(a) Write off of uncollectible accounts, net of recoveries on accounts previously written off.

(b) Reduction of revenues.