Form 10-Q
period 2003-12-27
ADVO INC
filed 2004-02-10
CIK 801622

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended DECEMBER 27, 2003

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                    to
                               ------------------

Commission file number 1-11720

                                   ADVO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          06-0885252
-------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

   One Targeting Centre, Windsor, CT                          06095
   ---------------------------------                    ------------------
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

Yes (X)  No ( )

As of January 24, 2004 there were 30,170,011 shares of common stock outstanding.

                                   ADVO, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                         QUARTER ENDED DECEMBER 27, 2003

                                                                             Page
                                                                             ----
                         Part I - Financial Information

Item 1.  Financial Statements (Unaudited).

         Consolidated Balance Sheets -
           December 27, 2003 and September 27, 2003.                           2

         Consolidated Statements of Operations -
           Three months ended December 27, 2003 and December 28, 2002.         3

         Consolidated Statements of Cash Flows -
           Three months ended December 27, 2003 and December 28, 2002.         4

         Notes to Consolidated Financial Statements.                           5

Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations.                  10

Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk.                                                       14

Item 4.  Controls and Procedures.                                             15

                          Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.                 16

Item 5.  Other Items.                                                         16

Item 6.  Exhibits and Reports on Form 8-K.                                    16

Signatures                                                                    18

                                   ADVO, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (In thousands, except share data)

                                                               December 27,   September 27,
                                                                   2003           2003
                                                               ------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $   9,561       $  17,012
  Accounts receivable, net                                        135,394         122,104
  Inventories                                                       2,916           2,491
  Prepaid expenses and other current assets                         9,894          10,875
  Deferred income taxes                                            12,114          12,496
                                                                ---------       ---------
    Total current assets                                          169,879         164,978

Property, plant and equipment                                     328,159         315,314
Less accumulated depreciation and amortization                   (180,777)       (172,289)
                                                                ---------       ---------
  Net property, plant and equipment                               147,382         143,025

Investment in deferred compensation plan                           13,521          11,917
Goodwill                                                           22,265          22,242
Other assets                                                       11,287          12,130
                                                                ---------       ---------
TOTAL ASSETS                                                    $ 364,334       $ 354,292
                                                                =========       =========

LIABILITIES
Current liabilities:
  Current portion of long-term debt                             $   4,000       $  36,250
  Accounts payable                                                 34,457          36,581
  Accrued compensation and benefits                                26,079          25,286
  Other current liabilities                                        36,556          35,948
                                                                ---------       ---------
    Total current liabilities                                     101,092         134,065

Long-term debt                                                    124,601          94,000
Deferred income taxes                                              20,595          19,765
Deferred compensation plan                                         13,521          11,917
Other liabilities                                                   4,627           4,666

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value
  (Authorized 5,000,000 shares, none issued)                           --              --
Common stock, $.01 par value (Authorized
  40,000,000 shares, issued 30,268,057
  and 20,042,005 shares, respectively)                                303             200
Additional paid-in capital                                        141,746         137,252
Unamortized deferred compensation                                  (2,216)         (1,628)
Accumulated deficit                                               (36,576)        (44,384)
                                                                ---------       ---------
                                                                  103,257          91,440

Less common stock held in treasury, at cost                        (3,528)         (1,716)
Accumulated other comprehensive income                                169             155
                                                                ---------       ---------
Total stockholders' equity                                         99,898          89,879
                                                                ---------       ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $ 364,334       $ 354,292
                                                                =========       =========

                             See Accompanying Notes.

                                   ADVO, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                         Three months ended
                                                     ----------------------------
                                                     December 27,    December 28,
                                                        2003             2002
                                                     ------------    ------------
REVENUES                                              $ 302,377       $ 291,178
Costs and expenses:
  Cost of sales                                         221,358         214,354
  Selling, general and
    administrative                                       60,662          55,100
  Provision for bad debts                                   599           1,751
                                                      ---------       ---------
OPERATING INCOME                                         19,758          19,973

Interest (expense)                                       (1,384)         (2,898)
Debt issue costs associated with debt retirement         (1,401)             --
Equity earnings in joint ventures                           682             295
Other (expense) income, net                                (134)            (30)
                                                      ---------       ---------
Income before income taxes                               17,521          17,340

Provision for income taxes                                6,308           6,416
                                                      ---------       ---------

NET INCOME                                            $  11,213       $  10,924
                                                      =========       =========

BASIC EARNINGS PER SHARE                              $    0.37       $    0.37
                                                      =========       =========

DILUTED EARNINGS PER SHARE                            $    0.37       $    0.36
                                                      =========       =========

DIVIDENDS DECLARED PER SHARE                          $    0.11       $      --
                                                      =========       =========

 Weighted average basic shares                           29,939          29,682
 Weighted average diluted shares                         30,447          29,947

                             See Accompanying Notes.

                                   ADVO, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                      Three months ended
                                                                 ----------------------------
                                                                 December 27,    December 28,
                                                                   2003              2002
                                                                 ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         $  12,884       $  27,576

Cash flows from investing activities:
  Acquisition of property, plant and equipment                      (13,950)        (13,216)
  Proceeds from disposals of property, plant and equipment               68             186
  Distributions from equity joint ventures                              525             329
                                                                  ---------       ---------

NET CASH USED BY INVESTING ACTIVITIES                               (13,357)        (12,701)

Cash flows from financing activities:
  Revolving line of credit - net                                    (25,000)           (500)
  Payments on long-term debt                                       (101,250)         (3,750)
  Proceeds on private placement notes                               125,000              --
  Decrease in note payable                                               --          (1,641)
  Proceeds from exercise of stock options                             1,861             259
  Treasury stock transactions                                        (2,159)           (341)
  Payment of debt issue costs                                        (2,173)             --
  Cash dividends paid                                                (3,291)             --
                                                                  ---------       ---------

NET CASH USED BY FINANCING ACTIVITIES                                (7,012)         (5,973)
                                                                  ---------       ---------
Effect of exchange rate changes on cash and cash equivalents             34               3

Change in cash and cash equivalents                                  (7,451)          8,905
Cash and cash equivalents at beginning of period                     17,012          12,281
                                                                  ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   9,561       $  21,186
                                                                  =========       =========

Noncash activities:
(Increase) decrease in fair value of
  interest rate swap liabilities                                        (37)          1,090
Deferred compensation plan
  investment gains                                                    1,191             630

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

Operating results for the three-month period ended December 27, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 25, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 27, 2003.

2. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which was revised in December 2003 ("FIN No. 46-R"). This new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity's activities and/or is entitled to receive a majority of the entity's residual returns. The provisions of FIN No. 46-R currently are required to be applied as of the end of the first reporting period after March 15, 2004 for the variable interest entities in which the company holds a variable interest that it acquired on or before January 31, 2003. The Company is currently evaluating the effect, if any, that FIN No. 46-R may have on its financial statements for the second quarter of fiscal 2004.

3. COMPREHENSIVE INCOME

Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. The Company's comprehensive income was as follows:

                                                           Three months ended
                                                       ---------------------------
                                                       December 27,   December 28,
                   (In thousands)                         2003            2002
                                                       ------------   ------------

Net income                                              $ 11,213        $ 10,924
Other comprehensive income:
  Unrealized (loss) gain on derivative instruments           (37)          1,090
  Foreign currency translation adjustment                     51               5
                                                        --------        --------
Total comprehensive income                              $ 11,227        $ 12,019
                                                        ========        ========

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. FINANCING ARRANGEMENTS

On December 4, 2003, the Company replaced its existing credit facilities. The new credit facilities totaling $275 million include $125 million private placement senior secured notes with several institutional investors and a $150 million revolving line of credit ("Revolver") with a syndicate of banks.

The senior secured notes consist of $65 million notes at a fixed interest rate of 5.71% (Series A Notes) and $60 million notes at a variable interest rate at LIBOR rate plus 0.92% (Series B Notes). The senior secured notes have a ten-year life and mature in December 2013. Interest is payable semi-annually on the Series A Notes and quarterly on the Series B Notes.

The Revolver has a four-year life and remains available until maturity in December 2007. The Revolver bears interest, at the Company's option, equal to the LIBOR rate or to the bank's "base rate" plus an "applicable margin" (based on certain financial ratios). The applicable margin ranges from 0.875% to 1.50% on the LIBOR rate and 0% to 0.50% on the base rate. Interest is payable quarterly or upon the maturity of the LIBOR contracts, whichever is shorter.

A summary of debt is set forth in the following table:

(In thousands)                                         December 27, 2003     September 27, 2003
                                                       -----------------     ------------------
Private Placement Notes
      Series A Notes (a)                                    $ 64,601              $     --
      Series B Notes                                          60,000                    --
Revolver - base rate of 4.125% at December 27, 2003            4,000                    --
Term Loan
      Base rate of 4.125% at September 27, 2003                   --                   250
      LIBOR rate of 2.235% at September 27, 2003                  --               101,000
Revolving Line of Credit
      Base rate of 4.125% at September 27, 2003                   --                 8,000
      LIBOR rate of 2.245% at September 27, 2003                  --                21,000
                                                            --------              --------
                                                            $128,601              $130,250
Less current portion of long-term debt                         4,000                36,250
                                                            --------              --------
Total long-term debt                                        $124,601              $ 94,000
                                                            ========              ========

(a) Includes unrealized losses for fair value hedging arrangement (see note 5 below).

The Company pays fees on the unused commitments at a rate ranging from 0.20% to 0.40% depending on the Company's debt ratio, as defined. At December 27, 2003, there was $136.4 million available for future borrowings, $9.6 million utilized by letters of credit under separate agreements related to the Company's workers' compensation program and $4.0 million outstanding.

In the first quarter of fiscal 2004, the Company capitalized $2.2 million of debt issue costs directly associated with the issuance of the new credit facilities. These costs are included in other assets and are being amortized either over the ten-year life of the senior secured notes or over four-year life of the Revolver, whichever is applicable.

As a result of the debt refinancing the Company wrote off $1.4 million of unamortized debt issue costs associated with the previous credit facilities. The Company concluded that the replacement of the term loan with private placement notes met the criteria of an extinguishment of debt per EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments." Consequently, all unamortized debt issue costs associated with the term loan were written off. In addition, the Company followed the guidance per EITF 98-14, "Debtor's

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accounting for Changes in the Line-of-Credit or Revolving-Debt Arrangements," to calculate the amount of unamortized debt issue costs associated with the replacement of the revolving line of credit and wrote off a portion of those costs. In accordance with EITF 98-14, the remaining unamortized debt issue costs of $0.6 million will be amortized over the life of the new Revolver. At December 27, 2003 and September 27, 2003, unamortized costs totaled $2.7 million and $2.1 million, respectively.

Under the terms of the senior secured notes and Revolver, the Company is required to maintain certain financial ratios. In addition, the credit facilities also place restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt.

5. DERIVATIVES AND HEDGING ACTIVITIES

During the first quarter of fiscal year 2004, the Company entered into various interest rate swap agreements to allow the Company to take advantage of low, near term interest rates and to mitigate risk from exposure to forward upward movements in interest rates. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company documented all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions in accordance with Statement of Financial Accounting Standards ("Statement") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has determined that the current interest rate swap agreements qualify for treatment under the short-cut method of assessing effectiveness and are considered highly effective, as defined by Statement No. 133 since all of the terms of the derivative instruments match those of the hedged item.

The following table presents the notional amount of interest rate swaps by class:

(In thousands)

FINANCIAL INSTRUMENT      HEDGE TYPE       NOTIONAL AMOUNT       START DATE       MATURITY DATE
--------------------      ----------       ---------------       ----------       -------------
Fixed to floating         Fair Value          $25,000             12/23/03          12/04/13
Floating to fixed         Cash Flow             8,000             12/04/04          12/04/08
Floating to fixed         Cash Flow             8,000             12/04/05          12/04/09
Floating to fixed         Cash Flow             9,000             12/04/06          12/04/10

Statement No. 133 requires companies to recognize all derivatives on the balance sheet at fair value. Changes in the fair value of the interest rate swap agreements that are designated as fair value hedges are recognized in earnings as an offset to the changes in the fair value of the exposures being hedged. As a result, the fair value of the interest rate swap (fixed to floating), a liability of $0.4 million at December 27, 2003, decreased the carrying amount of debt and increased the interest rate swap liability.

The changes in the fair value of the interest rate swap agreements that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) and are recognized in earnings as the hedged transactions occur. The fair value of the cash flow hedges was a liability of $61,000, and recorded net of taxes, a loss of $37,000 in accumulated other comprehensive income (loss) at December 27, 2003.

6. STOCKHOLDERS' EQUITY

On October 16, 2003, the Company announced a three-for-two stock split of its common stock effected in the form of a stock dividend. As a result of the split, stockholders received one additional share of common stock for every two shares held. The stock dividend was paid on November 7, 2003 to common shareholders of record as of October 24, 2003. The stock split was recorded by increasing common stock by $0.1 million and decreasing accumulated earnings by $0.1 million on the Consolidated Balance Sheets (issuance of 10 million shares at $0.01 par value). There was no effect to the Company's overall equity position as a result of the stock split. All share and per share data have been restated to give retroactive effect to the split.

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Also on October 16, 2003, the Company established a regular quarterly cash dividend. The initial quarterly dividend was aligned with the stock split and was paid at a rate of $0.11 per share, on a post-split basis. The Company paid quarterly cash dividends of $3.3 million for the first quarter of fiscal 2004.

At the Company's Annual Meeting held on January 23, 2004, the Company's stockholders' approved the amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, $0.01 par value per share, from 40 million to 80 million shares.

7. EARNINGS PER SHARE

Basic earnings per share excludes common stock equivalents, such as stock options, and is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as stock options, were exercised.

                                                               Three months ended
                                                            ---------------------------
                                                            December 27,   December 28,
(In thousands, except per share data)                          2003            2002
                                                            ------------   ------------
Net income                                                    $11,213         $10,924
                                                              =======         =======
Weighted average basic shares                                  29,939          29,682

Effect of dilutive securities:
  Stock options                                                   458             230
  Restricted stock                                                 50              35
                                                              -------         -------
Dilutive potential basic shares                                   508             265
                                                              -------         -------
Weighted average diluted shares                                30,447          29,947
                                                              =======         =======
Basic earnings per share                                      $  0.37         $  0.37
                                                              =======         =======
Diluted earnings per share                                    $  0.37         $  0.36
                                                              =======         =======

8. STOCK - BASED COMPENSATION

The Company maintains several stock-based compensation plans relating to stock options. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"), "Accounting for Stock Issued to Employees," and related interpretations. Aside from the amortization of restricted stock awards, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

On December 11, 2003, the Company granted 26,000 performance based restricted stock units to its Chief Executive Officer. The units vest in installments of one-third each year from the date of grant subject to the Company achieving certain performance criteria. The performance criteria is based on pre-established thresholds. The units vest cumulatively, in that, if the threshold is not met in a given year, but is achieved in the subsequent fiscal year, the cumulative units will be awarded in that subsequent year in which the threshold is met.

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Since on the grant date neither the fair market value on the day the units vest nor the number of units that could ultimately be earned are known, the restricted stock units have been deemed to be a variable award. In accordance with variable stock compensation accounting, the estimated compensation expense, as measured quarterly, may fluctuate based on the fair market value of the stock price and the probability of achieving the performance criteria. No compensation expense was recorded in the first quarter of fiscal 2004. For each subsequent quarter, the Company will re-evaluate the probability of achieving the performance criteria and record compensation expense accordingly.

As required under Statement No. 123, "Accounting for Stock-Based Compensation," and Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the pro forma effects of stock-based compensation on net income and net earnings per share have been estimated at the date of grant using the Black-Scholes option-pricing model, as follows:

                                                            Three months ended
                                                      ------------------------------
                                                      December 27,      December 28,
(In thousands, except per share data)                     2003              2002
                                                      ------------      ------------
Net income, as reported                                $   11,213        $   10,924
Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related
tax effects                                                  (983)           (1,103)
                                                       ----------        ----------
Pro forma net income                                   $   10,230        $    9,821
                                                       ==========        ==========
Earnings per share:
Basic - as reported                                    $     0.37        $     0.37
Basic - pro forma                                      $     0.34        $     0.33

Diluted - as reported                                  $     0.37        $     0.36
Diluted - pro forma                                    $     0.34        $     0.33

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the stock options' vesting periods, ranging from one to four years. The pro forma effect on net income and related earnings per share may not be representative of the future years' impact since the terms and conditions of new grants may vary from the current terms.

9. NEW PRODUCTION FACILITY

During fiscal 2003, the Company entered into a lease agreement for a new Hartford, Connecticut area production facility with lease payments to begin after the construction of the facility, expected in June 2004. The lease agreement included the right to purchase the property, which the Company exercised in December 2003. The purchase price, which was dependent upon construction costs and was limited to a negotiated maximum amount, was estimated to be approximately $20.0 million. The Company subsequently decided to terminate the lease agreement in its entirety and will construct the new facility and record the construction costs to construction in progress ("CIP"). As of December 27, 2003, CIP related to the construction of the facility was $4.4 million, of which $1.6 million is attributable to land acquisition costs.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS

REVENUES For the first quarter ended December 27, 2003, the Company reported revenues of $302.4 million, representing an $11.2 million, or 3.8%, increase over the first quarter of the prior year. The revenue gain was driven by volume growth in the Company's shared mail products, illustrated by the 10.1% increase in total shared mail pieces delivered to 7.0 billion pieces for the first quarter of fiscal 2004. Other key performance indicators include a 3.8% increase in total shared mail packages delivered from 829.9 million packages in the first quarter of fiscal 2003 to 861.1 million for the current quarter of fiscal 2004. In addition, average shared mail pieces per package were 8.17 increasing 6.1% over the prior year's first quarter.

The revenue growth detailed above was slightly offset by shifts in product mix to lower priced products and lighter weight products, resulting in a 5.1% decrease in shared mail revenue per thousand pieces for this current quarter compared to prior year's quarter. The grocery strike in Southern California also affected the revenues for the first quarter. The Company estimates a loss of approximately $4.9 million of revenues for the quarter due to the grocery strike.

OPERATING EXPENSES Cost of sales as a percentage of revenue decreased 0.4 percentage points to 73.2% for the first quarter of the current year when compared to the same quarter of the prior year. For the three months ended December 27, 2003, cost of sales was $221.4 million, increasing $7.0 million from the comparable period of the prior year. This increase was primarily attributable to the 3.7% increase in distribution costs, comprised mainly of higher postage costs resulting from the volume growth in shared mail pieces and packages. Additionally, print costs associated with the revenue growth in certain printed shared mail products increased 11.4% contributing to the overall increase in cost of sales.

Selling, general and administrative costs, including the provision for bad debts ("SG&A costs") as a percentage of revenue was 20.3% for the first quarter of fiscal 2004 versus 19.5% for the same quarter of fiscal 2003. SG&A costs increased $4.4 million for the current quarter over prior year's quarter. This increase was related to the 8.8% increase in commission expense and related benefits associated with the revenue growth, the increase in costs associated with a project that is focused on accelerating the Company's growth potential which includes additional compensation, relocation and consulting costs and increased depreciation expense as a result of certain software projects being placed into service. Offsetting these increases was a decrease of $1.2 million in bad debts expense due to improved credit and collection efforts. In the prior year, SG&A costs included $0.8 million of severance expense related to the departure of the Company's former Chief Financial Officer.

OPERATING INCOME For the first quarter of fiscal 2004, the Company reported operating income of $19.8 million versus $20.0 million for the first quarter of fiscal 2003.

INTEREST EXPENSE For the first quarter of fiscal 2004, interest expense was $1.4 million, decreasing $1.5 million from the same period in the prior year. The decrease was the result of lower interest rates, a lower average outstanding debt balance and the expiration of the Company's interest swap agreements during the first quarter of fiscal 2003.

On December 4, 2003, the Company replaced its existing credit facilities, term loan and revolving line of credit, with private placement notes and a new bank revolver. The Company concluded that the replacement of the term loan with private placement notes met the criteria of an extinguishment of debt per EITF 96-19, "Debtor's

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting for a Modification or Exchange of Debt Instruments." Consequently, all unamortized debt issue costs associated with the term loan were written off. In addition, the Company followed the guidance per EITF 98-14, "Debtor's Accounting for Changes in the Line-of-Credit or Revolving-Debt Arrangements," to calculate the amount of unamortized debt issue costs associated with the replacement of the revolving line of credit. In total, the Company wrote off $1.4 million of unamortized debt issue costs associated with the previous credit facilities.

EQUITY EARNINGS IN JOINT VENTURES The Company's equity earnings in their joint ventures increased to $0.7 million for the first three months of fiscal 2004 from $0.3 million for the same prior year period due to improved performance.

INCOME TAXES The Company's effective tax rate for the first quarter of fiscal 2004 was 36% versus 37% in the prior year quarter, which reflects a reduction in the Company's tax liability of approximately 1.0%.

FINANCIAL CONDITION

Working capital increased $37.9 million to $68.8 million at December 27, 2003 from September 27, 2003. The working capital change consisted of an increase in current assets of $4.9 million and a $33.0 million decrease in current liabilities. The increase in current assets correlates with a higher accounts receivable balance due to improved revenue results and the timing of customer receipts during the last week of December. Offsetting this increase was a $7.5 million decrease in cash and cash equivalents. The decrease in current liabilities was primarily due to the Company's debt refinancing which resulted in a $32.3 million decrease in the current portion of long-term debt as a consequence of the type of debt instruments under the new agreements.

Stockholders' equity of $99.9 million at December 27, 2003 represents an increase of $10.0 million from the September 27, 2003 balance of $89.9 million. The following factors contributed to the increase; net income of $11.2 million, $3.9 million associated with employee stock plan activity and related tax benefits and $0.3 million of amortization of deferred compensation. The increase was offset in part by $3.3 million for the Company's initial quarterly cash dividend payment and $2.2 million pursuant to elections by employees to satisfy tax withholding requirements under the Company's stock option plans.

On October 16, 2003, the Company announced a three-for-two stock split of its common stock effected in the form of a stock dividend. As a result of the split, stockholders received one additional share of common stock for every two shares held. The stock dividend was paid on November 7, 2003 to common shareholders of record as of October 24, 2003. The stock split was recorded by increasing common stock by $0.1 million and decreasing accumulated earnings by $0.1 million on the Consolidated Balance Sheets (issuance of 10 million shares at $0.01 par value). There was no effect to the Company's overall equity position as a result of the stock split. All share and per share data have been restated to give retroactive effect to the split.

LIQUIDITY

The Company's main source of liquidity continues to be funds generated from operating activities. The Company has available unused credit commitments of $136.4 million at December 27, 2003, which may be used to fund working capital requirements.

Overall cash and cash equivalents decreased $7.5 million for the quarter ended December 27, 2003 and were comprised of net cash provided by operating activities of $12.9 million offset by net investing activities of $13.4 million and net financing activities of $7.0 million.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The net cash provided by operating activities for the three months ended December 27, 2003 was $12.9 million versus $27.6 million for the same period of the prior year. The year over year change was the result of an increase in accounts receivable as detailed in the "Financial Condition" section and the change in income taxes payable and accounts payable due to timing of federal tax payments and vendor payments, respectively.

Investing activities for the three months ended December 27, 2003 were predominately related to capital expenditures. Investments in property, plant and equipment totaled $14.0 million for the current quarter versus $13.2 million in the prior year's quarter. The Company's capital expenditure focus is on the development of software for its order fulfillment and service delivery redesign project scheduled to be implemented in phases during fiscal 2004 and at the beginning of fiscal 2005. The Company purchased land and incurred construction costs for the relocation of the Company's existing Hartford, Connecticut production facility. In addition, the Company has deployed Alphaliners, which are computerized mail sorting machines and various other machinery. The Company expects its capital expenditures for the entire year to be approximately $67.0 million, which includes $20.0 million for the Hartford facility relocation.

Net cash used by financing activities for the three months ended December 27, 2003 reflected the following debt activity; the reclassification between the term loan and private placement notes as a result of the Company's refinancing during the first quarter, net repayments on the revolving line of credit taking into account the refinancing activity and the payment of $2.2 million of debt issue costs associated with the debt refinancing. Other financing activity for the first quarter of fiscal 2004 included, $3.3 million for the quarterly cash dividend that was announced and paid by the Company during the quarter, $2.2 million of treasury stock pursuant to elections by employee to satisfy tax withholding requirements and $1.9 million of proceeds both from the exercise of stock options.

CONTRACTUAL AND COMMERCIAL COMMITMENTS

As a result of the debt refinancing, the Company's contractual obligations as of December 27, 2003 are as follows; $4.0 million of the revolving line of credit, which the Company has classified as current and $125.0 million of senior secured notes due in ten years.

During fiscal 2003, the Company entered into a lease agreement for a new Hartford, Connecticut production facility with lease payments to begin after the construction of the facility, expected in June 2004. The lease agreement included the right to purchase the property, which the Company exercised in December 2003. The purchase price, which was dependent upon construction costs and was limited to a negotiated maximum amount, was estimated to be approximately $20.0 million. The Company subsequently decided to terminate the lease agreement in its entirety and now intends to construct the new facility and record the construction costs to construction in progress ("CIP"). As of December 27, 2003, CIP related to the construction of the facility was $4.4 million, of which $1.6 million is attributable to land acquisition costs.

FINANCING ARRANGEMENTS

On December 4, 2003, the Company replaced its existing credit facilities. The new credit agreements totaling $275 million include $125 million private placement senior secured notes with several institutional investors and a $150 million revolving line of credit ("Revolver") with a syndicate of banks.

The senior secured notes consist of $65 million notes at a fixed interest rate of 5.71% (Series A Notes) and $60 million notes at a variable interest rate at LIBOR rate plus 0.92% (Series B Notes). The senior secured notes have a ten-year life and mature in December 2013. Interest is payable semi-annually on the Series A and quarterly on the Series B Notes.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Revolver has a four-year life and remains available until maturity in December 2007. The Revolver bears interest, at the Company's option, equal to the LIBOR rate or to the bank's base rate plus an applicable margin (based on certain financial ratios). The applicable margin ranges from 0.875% to 1.50% on the LIBOR rate and 0% to 0.50% on the base rate. Interest is payable quarterly or upon the maturity of the LIBOR contracts, whichever is shorter.

At December 27, 2003 there was $128.6 million of debt outstanding, of which $4.0 million was classified as current. The Company anticipates it will be able to meet its debt obligations through funds generated from operations. During January 2004, the Company had net borrowings of $20.0 million under the revolving line of credit.

The Company pays fees on the unused commitments at a rate ranging from 0.20% to 0.40% depending on the Company's debt ratio, as defined. At December 27, 2003, there was $136.4 million available for future borrowings, $9.6 million utilized by letters of credit under separate agreements related to the Company's workers' compensation program and $4.0 million outstanding.

In the first quarter of fiscal 2004, the Company capitalized $2.2 million of debt issue costs directly associated with the issuance of the new debt. These costs are included in other assets and are being amortized either over the ten-year life of the senior secured notes or over the four-year life of the Revolver, whichever is applicable.

Under the terms of the senior secured notes and Revolver, the Company is required to maintain certain financial ratios. In addition, the credit facilities also place restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt.

CRITICAL ACCOUNTING POLICIES

Critical accounting polices are defined as those that are most important to the portrayal of a company's financial condition and results of operations and which require complex or subjective judgements or estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates under different assumptions and conditions. The Company has determined its critical accounting polices to include the allowance for doubtful accounts and the valuation of goodwill and intangible assets, which has been discussed with the Company's audit committee.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectibility of its receivables on an ongoing basis taking into account a combination of factors. The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer's financial condition, to ensure the Company is adequately accrued for potential loss. Amounts are considered past due based on when payment was originally due. The Company also calculates a trended write-off of bad debts over a rolling twelve-month period and takes into account aging categories and historical trends. If a customer's situation changes, such as bankruptcy or creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts. The Company will write off accounts receivable at the time they are either deemed uncollectible or submitted to an outside agency for additional collection efforts.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Valuation of goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company is required to test goodwill annually for impairment. Impairment exists when the carrying amount of goodwill exceeds its fair market value. The Company's goodwill impairment test was performed by comparing the net present value of projected cash flows to the carrying value of the reporting entity. The Company utilized discount rates determined by management to be similar with the level of risk in the current business model. The Company has determined that no impairment of goodwill exists. If the assumptions the Company made regarding estimated cash flows, such as future operating performance and other factors used to determine the fair value, are less favorable than expected, the Company may be required to record an impairment charge.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which was revised in December 2003 ("FIN No. 46-R"). This new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity's activities and/or is entitled to receive a majority of the entity's residual returns. The provisions of FIN No. 46-R currently are required to be applied as of the end of the first reporting period after March 15, 2004 for the variable interest entities in which the company holds a variable interest that it acquired on or before January 31, 2003. The Company is currently evaluating the effect, if any, that FIN No. 46-R may have on its financial statements for the second quarter of fiscal 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest expense is sensitive to changes in interest rates. In this regard, changes in interest rates affect the interest paid on its debt. To mitigate the impact of interest rate fluctuations, the Company maintains interest rate swap agreements on notional amounts totaling $50 million.

If interest rates should change by 2 percentage points for the remainder of the 2004 fiscal year from those rates in effect at December 27, 2003, interest expense would increase/decrease by approximately $1.3 million. These amounts are determined by considering the hypothetical interest rates on the Company's borrowing cost. The sensitivity analysis also assumes no changes in the Company's financial structure.

FORWARD LOOKING STATEMENTS

Except for the historical information stated herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties which could cause the Company's actual results to differ materially from those in the forward looking statements. The Company's business is promotional in nature, and ADVO serves its clients on a "just in time" basis. As a result, fluctuations in the amount, timing, pages and weight, and kinds of advertising pieces can vary significantly from week to week, depending on its customers' promotional needs, inventories, and other factors. In any particular quarter these transactional fluctuations are difficult to predict, and can materially affect the Company's revenue and profit results. In addition, the Company's business contains additional risks and uncertainties which include but are not limited to: general changes in customer demand and pricing, the possibility of consolidation throughout the retail sector, the impact of economic and political conditions on advertising spending and our distribution system, postal and paper prices, possible governmental regulation or legislation affecting aspects of the Company's business, the efficiencies achieved with technology upgrades, the number of shares the Company will purchase in the future under its buyback program, fluctuations in interest rates related to the outstanding debt and other general economic factors.

WEBSITE ACCESS TO COMPANY REPORTS AND OTHER INFORMATION

We make available free of charge through our website, www.advo.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Quarterly Report on Form 10-Q.

We have adopted a Code of Business Ethics and Conduct that applies to all employees as well as our Board of Directors. The Code of Business Ethics and Conduct, as well as the Charters for the committees of our Board of Directors, the Audit Committee, Qualified Legal Compliance Committee, Compensation and Nomination Committee and the Company's Corporate Governance Guidelines, are posted on our website, www.advo.com. The Charter of our newly formed Corporate Governance Committee will be posted on our website shortly. Copies of these documents will be provided free of charge upon written request directed to Corporate Secretary, ADVO, Inc., One Targeting Centre, Windsor, CT, 06095-2639.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated under the supervision and with the participation of management, the principal executive officer and principal financial officer, the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is made timely in accordance with the Securities Exchange Act and the rules and forms of the Securities and Exchange Commission.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2004 Annual Meeting of Stockholders of ADVO, Inc., held on January 23, 2004, the following matters were submitted to a vote of the stockholders:

1. The election of seven directors to serve until the Annual Meeting of Stockholders in 2005;

2. The authorization of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock, $.01 par value per share, from 40,000,000 to 80,000,000 shares; and

3. The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 25, 2004.

Each of the three proposals was approved by the stockholders in its entirety. For a list of the directors elected and the votes cast for and against each of the proposals, reference is made to Exhibit No. 22, Report of Inspectors of Election for ADVO, Inc.'s Annual Meeting, attached hereto.

ITEM 5. OTHER ITEMS

Nominating Committee Functions

Recent SEC rules require companies to disclose information regarding a company's process for nominating directors. The Compensation and Nomination Committee ("Committee') considers candidates for Board membership suggested by its members and other Board members, as well as management and stockholders. The Company has also retained a third-party executive search firm to identify candidates upon request of the Committee from time to time. A stockholder who wishes to recommend a candidate for the Board should notify the Committee in writing in care of the Company's Corporate Secretary, providing whatever supporting documentation the stockholder wishes. The stockholder must include with the notice a statement by the nominee that he or she is willing to be named in the Company's proxy and to serve if elected. The Company's by-laws also provide a process for stockholders to nominate candidates for Board membership. The Committee will also evaluate any person nominated by a stockholder under these provisions. The Committee evaluates candidates recommended by stockholders according to the same criteria (such as independence, experience relevant to the needs of the Company, leadership qualities, diversity and ability to represent the stockholders) that it uses for candidates identified by third-party executive search firms and nominations by its own members, other Board members or management.

Subsequent Event

Subsequent to the end of the first quarter of fiscal 2004, two senior officers left the Company. The Company will record costs of approximately $1.1 million during the second quarter of fiscal 2004 as a result of their departures.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit Index

Exhibit No.                    Exhibits Included Within:
-----------                    -------------------------
  3(a)                    Certificate of Amendment of Restated
                          Certificate of Incorporation of ADVO,
                          Inc.

Exhibit No.                    Exhibits Included Within:
-----------                    -------------------------
  10(a)                   Agreement dated January 8, 2004 between
                          ADVO, Inc. and A. Brian Sanders. *

  10(b)                   Agreement dated January 29, 2004 between
                          ADVO, Inc. and B. Kabe Woods. *

  22                      Report of Inspectors of Election for
                          ADVO, Inc.'s Annual Meeting.

  31(a) Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Gary M. Mulloy.

  31(b) Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - James M. Dahmus

  32 Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Gary M. Mulloy and James M.
                          Dahmus.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to item 14(c) of this report.

    (b) Reports on Form 8-K

1) A report on Form 8-K dated October 16, 2003 was filed by the Company during the quarter ended December 27, 2003 and reported under Item 5 thereof, the following:

    - A three-for-two split of its common stock, to be effected by way of a one-for-two stock dividend.

    -    The establishment of a regular quarterly cash dividend.

    - An increase in its stock repurchase authorization to 1.5 million post-split shares.

    The stock dividend and quarterly cash dividend were distributed on November 7, 2003 to stockholders of record on October 24, 2003.

2) A report on Form 8-K dated November 6, 2003 was filed by the Company during the quarter ended December 27, 2003 and reported under Item 5 thereof, the election of Karen Kaplan to the Company's Board of Directors.

3) A report on Form 8-K dated January 23, 2004 was filed by the Company, which furnished the Company's earnings press release for the first quarter ended December 27, 2003.

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ADVO, Inc.

Date: February 10, 2004                    By: /s/ JOHN D. SPERIDAKOS
                                               ----------------------
                                                   John D. Speridakos
                                                   Vice President and Controller
                                                   Principal Accounting Officer