Form 10-Q
period 2004-03-27
ADVO INC
filed 2004-05-10
CIK 801622

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 27, 2004

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ____________ to

Commission file number 1-11720

                                   ADVO, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              06-0885252
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

One Targeting Centre, Windsor, CT                                       06095
---------------------------------                                     ----------
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

As of April 24, 2004 there were 30,335,681 shares of common stock outstanding.

                                   ADVO, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                          QUARTER ENDED MARCH 27, 2004

                                                                            Page
                                                                            ----
                         Part I - Financial Information

Item 1.  Financial Statements (Unaudited).

         Consolidated Balance Sheets -
           March 27, 2004 and September 27, 2003.                             2

         Consolidated Statements of Operations -
           Six months and three months ended
           March 27, 2004 and March 29, 2003.                                 3

         Consolidated Statements of Cash Flows -
           Six months ended March 27, 2004
           and March 29, 2003.                                                4

         Notes to Consolidated Financial Statements.                          5

Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations.                                                       11

Item 3.  Quantitative and Qualitative Disclosures
           about Market Risk.                                                16

Item 4.  Controls and Procedures.                                            17

                          Part II - Other Information

Item 1.  Legal Proceedings.                                                  17

Item 6.  Exhibits and Reports on Form 8-K.                                   17

Signatures                                                                   19

                                   ADVO, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (In thousands, except share data)

                                                             March 27,      September 27,
                                                               2004              2003
                                                             ---------      -------------
ASSETS
Current assets:
     Cash and cash equivalents                               $  13,929      $      17,012
     Accounts receivable, net                                  134,269            122,104
     Inventories                                                 2,289              2,491
     Prepaid expenses and other current assets                   7,130             10,875
     Deferred income taxes                                      11,509             12,496
                                                             ---------      -------------
        Total current assets                                   169,126            164,978

Property, plant and equipment                                  339,970            315,314
Less accumulated depreciation and amortization                (188,780)          (172,289)
                                                             ---------      -------------
         Net property, plant and equipment                     151,190            143,025

Investment in deferred compensation plan                        12,743             11,106
Goodwill                                                        22,259             22,242
Other assets                                                    10,932             12,130
                                                             ---------      -------------
TOTAL ASSETS                                                 $ 366,250      $     353,481
                                                             =========      =============

LIABILITIES
Current liabilities:
     Current portion of long-term debt                       $   3,000      $      36,250
     Accounts payable                                           38,680             36,581
     Accrued compensation and benefits                          23,888             25,286
     Other current liabilities                                  24,870             35,948
                                                             ---------      -------------
        Total current liabilities                               90,438            134,065

Long-term debt                                                 125,491             94,000
Deferred income taxes                                           20,899             19,765
Deferred compensation plan                                      13,714             11,917
Other liabilities                                                5,657              4,666

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value
    (Authorized 5,000,000 shares, none issued)                      --                 --
Common stock, $.01 par value (Authorized
    80,000,000 shares, issued 30,406,566
    and 20,042,005 shares, respectively)                           304                200
Additional paid-in capital                                     145,718            137,252
Unamortized deferred compensation                               (2,623)            (1,628)
Accumulated deficit                                            (28,367)           (44,384)
                                                             ---------      -------------
                                                               115,032             91,440

Less common stock held in treasury, at cost                     (4,770)            (2,527)
Accumulated other comprehensive (loss) income                     (211)               155
                                                             ---------      -------------
Total stockholders' equity                                     110,051             89,068
                                                             ---------      -------------
TOTAL LIABILITIES & STOCKHOLDERS'
          EQUITY                                             $ 366,250      $     353,481
                                                             =========      =============

                            See Accompanying Notes.

                                   ADVO, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                    Six months ended             Three months ended
                                                ------------------------      ------------------------
                                                March 27,      March 29,      March 27,      March 29,
                                                  2004           2003           2004           2003
                                                ---------      ---------      ---------      ---------
REVENUES                                        $ 606,688      $ 578,243      $ 304,311      $ 287,065
Costs and expenses:
      Cost of sales                               444,817        426,622        223,460        212,268
      Selling, general and
        administrative                            119,961        110,202         59,298         55,101
      Provision for bad debts                       3,197          2,709          2,598            959
                                                ---------      ---------      ---------      ---------
OPERATING INCOME                                   38,713         38,710         18,955         18,737

Interest expense                                   (2,623)        (4,571)        (1,240)        (1,673)
Debt issue costs associated with
      debt retirement                              (1,401)           ---            ---            ---
Equity earnings in joint ventures                   1,155            501            473            206
Other (expense) income, net                          (315)            46           (180)            76
                                                ---------      ---------      ---------      ---------
Income before income taxes                         35,529         34,686         18,008         17,346

Provision for income taxes                         12,790         12,834          6,483          6,418
                                                ---------      ---------      ---------      ---------

NET INCOME                                      $  22,739      $  21,852      $  11,525      $  10,928
                                                =========      =========      =========      =========

BASIC EARNINGS PER SHARE                        $    0.76      $    0.74      $    0.38      $    0.37
                                                =========      =========      =========      =========

DILUTED EARNINGS PER SHARE                      $    0.74      $    0.73      $    0.38      $    0.36
                                                =========      =========      =========      =========

DIVIDENDS DECLARED PER SHARE                    $    0.22      $      --      $    0.11      $      --
                                                =========      =========      =========      =========
 Weighted average basic shares                     30,018         29,703         30,097         29,724
 Weighted average diluted shares                   30,554         29,966         30,660         29,985

                             See Accompanying Notes.

                                   ADVO, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                               Six months ended
                                                                           ------------------------
                                                                           March 27,      March 29,
                                                                             2004           2003
                                                                           ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $  31,888      $  43,158

Cash flows from investing activities:
   Acquisition of property, plant and equipment                              (27,231)       (28,007)
   Proceeds from disposals of property, plant and equipment                       81            395
   Distributions from equity affiliates                                        1,106            363
   Acquisitions/joint ventures, net of cash acquired                             ---            146
                                                                           ---------      ---------

NET CASH USED BY INVESTING ACTIVITIES                                        (26,044)       (27,103)

Cash flows from financing activities:
  Revolving line of credit - net                                             (26,000)        (5,500)
  Payments on long-term debt                                                (101,250)       (10,000)
  Proceeds on private placement notes                                        125,000            ---
  Decrease in note payable                                                       ---         (1,641)
  Proceeds from exercise of stock options                                      4,512            467
  Treasury stock transactions                                                 (2,430)          (435)
  Payment of debt issue costs                                                 (2,189)           ---
  Cash dividends paid                                                         (6,592)           ---
                                                                           ---------      ---------

NET CASH USED BY FINANCING ACTIVITIES                                         (8,949)       (17,109)
                                                                           ---------      ---------

Effect of exchange rate changes on cash and cash equivalents                      22             46
                                                                           ---------      ---------

Decrease in cash and cash equivalents                                         (3,083)        (1,008)
Cash and cash equivalents at beginning of period                              17,012         12,281
                                                                           ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  13,929      $  11,273
                                                                           =========      =========

Noncash activities:
(Increase) decrease in fair value of
   interest rate swap liabilities                                               (401)         1,090
Deferred compensation plan
   investment gains                                                            1,494            101

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

Operating results for the six-month period ended March 27, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 25, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 27, 2003.

Certain reclassifications have been made in the fiscal 2003 financial statements to conform with the fiscal 2004 presentation.

2. NEW ACCOUNTING POLICIES

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which was revised in December 2003 ("FIN No. 46-R"). This new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity's activities and/or is entitled to receive a majority of the entity's residual returns. The provisions of FIN No. 46-R currently are required to be applied as of the end of the first reporting period after March 15, 2004 for the variable interest entities in which the company holds a variable interest that it acquired on or before January 31, 2003. The adoption of FIN No. 46-R did not have any impact to the financial position or results of operations of the Company.

3. COMPREHENSIVE INCOME

Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the Company's owners. The Company's comprehensive income was as follows:

                                                             Six months ended            Three months ended
                                                         ------------------------     ------------------------
                                                         March 27,      March 29,     March 27,      March 29,
(In thousands)                                             2004           2003          2004            2003
                                                         ---------      ---------     ---------      ---------
Net income                                               $  22,739      $  21,852     $  11,525      $  10,928
Other comprehensive income:
   Unrealized loss on derivative
        instruments                                           (401)            --          (363)            --
    Reclassification adjustment on
        derivative instruments                                  --          1,090            --             --
   Foreign currency translation adjustment                      35             91           (16)            87
                                                         ---------      ---------     ---------      ---------
Total comprehensive income                               $  22,373      $  23,033     $  11,146      $  11,015
                                                         =========      =========     =========      =========

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

The senior secured notes consist of $65 million notes at a fixed interest rate of 5.71% (Series A Notes) and $60 million notes at a variable interest rate of LIBOR rate plus 0.92% (Series B Notes). The senior secured notes have a ten-year life and mature in December 2013. Interest is payable semi-annually on the Series A Notes and quarterly on the Series B Notes.

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

A summary of debt is set forth in the following table:

(In thousands)                                                   March 27, 2004     September 27, 2003
                                                                 --------------     ------------------
Private Placement Notes
        Series A Notes (a)                                       $       65,491     $               --
        Series B Notes                                                   60,000                     --
Revolver - base rate of 4.125% at March 27, 2004                          3,000                     --
Term Loan
        Base rate of 4.125% at September 27, 2003                            --                    250
        LIBOR rate of 2.235% at September 27, 2003                           --                101,000
Revolving Line of Credit
        Base rate of 4.125% at September 27, 2003                            --                  8,000
        LIBOR rate of 2.245% at September 27, 2003                           --                 21,000
                                                                 --------------     ------------------
                                                                 $      128,491     $          130,250
Less current portion of long-term debt                                    3,000                 36,250
                                                                 --------------     ------------------
Total long-term debt                                             $      125,491     $           94,000
                                                                 ==============     ==================

(a) Includes unrealized gains for fair value hedging arrangement (see note 5 below).

The Company pays fees on the unused commitments at a rate ranging from 0.20% to 0.40% depending on the Company's debt ratio, as defined. At March 27, 2004, there was $137.4 million available for future borrowings, $9.6 million utilized by letters of credit under separate agreements related to the Company's workers' compensation program and $3.0 million outstanding.

In the first quarter of fiscal 2004, the Company capitalized $2.2 million of debt issue costs directly associated with the issuance of the new credit facilities. These costs are included in other assets and are being amortized either over the ten-year life of the senior secured notes or over the four-year life of the Revolver, whichever is applicable.

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of the debt refinancing the Company wrote off $1.4 million of unamortized debt issue costs associated with the previous credit facilities during the first quarter of fiscal 2004. The Company concluded that the replacement of the term loan with private placement notes met the criteria of an extinguishment of debt per EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments." Consequently, all unamortized debt issue costs associated with the term loan were written off. In addition, the Company followed the guidance per EITF 98-14, "Debtor's Accounting for Changes in the Line-of-Credit or Revolving-Debt Arrangements," to calculate the amount of unamortized debt issue costs associated with the replacement of the revolving line of credit and wrote off a portion of those costs. In accordance with EITF 98-14, the remaining unamortized debt issue costs of $0.6 million will be amortized over the life of the new Revolver. At March 27, 2004 and September 27, 2003, unamortized costs totaled $2.6 million and $2.1 million, respectively.

Under the terms of the senior secured notes and Revolver, the Company is required to maintain certain financial ratios. In addition, the credit facilities also place restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt.

5. DERIVATIVES AND HEDGING ACTIVITIES

During the first quarter of fiscal year 2004, the Company entered into various interest rate swap agreements to allow the Company to take advantage of low, near-term interest rates and to mitigate risk from exposure to forward upward movements in interest rates. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company documented all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions in accordance with Statement of Financial Accounting Standards ("Statement") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has determined that the current interest rate swap agreements qualify for treatment under the short-cut method of assessing effectiveness and are considered highly effective, as defined by Statement No. 133 since all of the terms of the derivative instruments match those of the hedged item.

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

Statement No. 133 requires companies to recognize all derivatives on the balance sheet at fair value. Changes in the fair value of the interest rate swap agreements that are designated as fair value hedges are recognized in earnings as an offset to the changes in the fair value of the exposures being hedged. As a result, the fair value of the interest rate swap (fixed to floating), a receivable of $0.5 million at March 27, 2004, increased the carrying amount of debt and decreased the interest rate swap liability.

The changes in the fair value of the interest rate swap agreements that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) and are recognized in earnings as the hedged transactions occur. The fair value of the cash flow hedges was a liability of $0.7 million and was recorded net of taxes, a loss of $0.4 million, in accumulated other comprehensive income (loss) at March 27, 2004.

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Also on October 16, 2003, the Company established a regular quarterly cash dividend. The initial quarterly dividend was aligned with the stock split and was paid at a rate of $0.11 per share, on a post-split basis. The Company paid quarterly cash dividends of $3.3 million and $6.6 million, respectively, for the three and six months ended March 27, 2004.

At the Company's Annual Meeting held on January 23, 2004, the Company's stockholders approved the amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, $0.01 par value per share, from 40 million to 80 million shares.

7. EARNINGS PER SHARE

Basic earnings per share excludes the effect of common stock equivalents, such as stock options, and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as stock options, were exercised.

                                                            Six months ended           Three months ended
                                                         -----------------------     -----------------------
                                                         March 27,     March 29,     March 27,     March 29,
                                                           2004          2003          2004          2003
                                                         ---------     ---------     ---------     ---------
(In thousands, except per share data)
Net income                                               $  22,739     $  21,852     $  11,525     $  10,928

Weighted average basic shares                               30,018        29,703        30,097        29,724

Effect of dilutive securities:
  Stock options                                                487           231           515           231
  Restricted stock                                              49            32            48            30
                                                         ---------     ---------     ---------     ---------
Dilutive potential common shares                               536           263           563           261

Weighted average diluted shares                             30,554        29,966        30,660        29,985
                                                         =========     =========     =========     =========

Basic earnings per share                                 $    0.76     $    0.74     $    0.38     $    0.37
                                                         =========     =========     =========     =========

Diluted earnings per share                               $    0.74     $    0.73     $    0.38     $    0.36
                                                         =========     =========     =========     =========

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. STOCK - BASED COMPENSATION

The Company maintains several stock-based compensation plans relating to stock options. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") "Accounting for Stock Issued to Employees," and related Interpretations. Aside from the amortization of restricted stock awards, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

As required under Statement No. 123, "Accounting for Stock-Based Compensation," and Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the pro forma effects of stock-based compensation on net income and net earnings per share have been estimated at the date of grant using the Black-Scholes option-pricing model, as follows:

                                                                      Six months ended             Three months ended
                                                                  -------------------------     -------------------------
                                                                  March 27,      March 29,      March 27,      March 29,
                                                                     2004           2003           2004           2003
                                                                  ----------     ----------     ----------     ----------
(In thousands, except per share data)
Net income, as reported                                           $   22,739     $   21,852     $   11,525     $   10,928

Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related
tax effects                                                            1,877          1,850            894            808
                                                                  ----------     ----------     ----------     ----------

Pro forma net income                                              $   20,862     $   20,002     $   10,631     $   10,120
                                                                  ==========     ==========     ==========     ==========
Earnings per share:
Basic - as reported                                               $     0.76     $     0.74     $     0.38     $     0.37
Basic - pro forma                                                 $     0.69     $     0.67     $     0.35     $     0.34

Diluted - as reported                                             $     0.74     $     0.73     $     0.38     $     0.36
Diluted - pro forma                                               $     0.69     $     0.67     $     0.35     $     0.34

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the stock options' vesting period, ranging from one to four years. The pro forma effect on net income and related earnings per share may not be representative of the future years' impact since the terms and conditions of new grants may vary from the current terms.

During the first quarter of fiscal 2004, the Company granted 26,000 performance-based restricted stock units to its Chief Executive Officer. The units vest in installments of one-third each year from the date of grant subject to the Company achieving certain performance criteria. The performance criteria is based on pre-established thresholds. The units vest cumulatively, in that, if the threshold is not met in a given year, but is achieved in the subsequent fiscal year, the cumulative units will be awarded in that subsequent year in which the threshold is met.

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Since on the grant date neither the fair market value on the day the units vest nor the number of units that could ultimately be earned are known, the restricted stock units have been deemed to be a variable award. In accordance with variable stock compensation accounting, the estimated compensation expense, as measured quarterly, may fluctuate based on the fair market value of the stock price and the probability of achieving the performance criteria. No compensation expense was recorded for the three and six months ended March 27, 2004 since achievement of the performance criteria is not considered probable. For each subsequent quarter, the Company will re-evaluate the probability of achieving the performance criteria and record compensation expense accordingly.

9. NEW PRODUCTION FACILITY

During fiscal 2003, the Company entered into a lease agreement for a new Hartford, Connecticut area production facility with lease payments to begin after the construction of the facility, expected to be completed during the fourth quarter of fiscal 2004. The lease agreement included the right to purchase the property, which the Company exercised in 2003. The Company subsequently decided to terminate the lease agreement in its entirety and is constructing the new facility and will record the construction costs to construction in progress ("CIP") included in property, plant and equipment. As of March 27, 2004, CIP related to the construction of the facility was $8.7 million. In addition, the Company capitalized $1.6 million of land acquisition costs. Total construction costs are estimated to be approximately $27.0 million.

10. COMMITMENTS AND CONTINGENCIES

State Audit

The Company has received a state sales and use tax assessment for $4.7 million covering the period of January 1995 through October 1998. The Company appealed the assessment and the decision of the administrative law judge is pending. The Company believes that the assessment and the state's underlying position are neither supportable by the law nor consistent with previously provided interpretative guidance from the Comptroller's office. The Company believes the assessment will be overturned based on the applicable laws and regulations. The Company is also concurrently pursuing a refund of the tax assessment that would effectively eliminate the liability. In the event the assessment stands and the refund is denied, the Company will pursue its rights in court. The Company has no provision for this tax exposure because the Company has concluded it is not probable or reasonably estimable at this time. Although the final results of the audits for the subsequent periods and the outcome of resulting legal action cannot be reasonably estimated, this tax dispute applies to all open years up to and including the current period. If the decision of the administrative law judge is upheld, the potential exposure for open years may be significantly higher than the aforementioned assessment.

Kmart Corporation

In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection and requested the Bankruptcy Court (the "Court") designate the Company and several other companies to be classified under critical vendor status. The Court approved this designation and the Company received $1.1 million due from Kmart.

In February 2004, the U.S. Court of Appeals for the 7th Circuit affirmed an U.S. District Court ruling that Kmart incorrectly paid critical vendors, including the Company. As a result of the ruling, Kmart has filed lawsuits against each critical vendor seeking reimbursement of these payments. The Company believes that it has meritorious defenses to the lawsuit. The range of the potential liability is $0 to $1.1 million with no amount within this range representing a better estimate than any other amount at this time. The Company has not provided any amount for the exposure because the Company does not believe it is probable and reasonably estimable at this time.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS

REVENUES Revenues for the three months ended March 27, 2004 were $304.3 million, increasing $17.2 million or 6.0%, from revenues of $287.1 million for the three months ended March 29, 2003. For the six months ended March 27, 2004, revenues were $606.7 million, increasing $28.4 million or 4.9%, from revenues of $578.2 million for the six months ended March 29, 2003. The revenue growth for both the three and six-month periods was mainly attributable to the increased volume of the Company's shared mail products. These volume gains were illustrated in the growth of shared mail packages and pieces for both the three and six-month periods ended March 27, 2004. For the three months ended March 27, 2004, shared mail packages increased 2.9% and shared mail pieces distributed grew 8.1%. For the six-month period ended March 27, 2004, shared mail packages increased 3.3% and shared mail pieces distributed grew 9.1%. In addition, average pieces per package were 8.40 for the three months ended March 27, 2004 and 8.29 for the six months ended March 27, 2004 growing 5.1% and 5.6% over the same three and six-month periods of fiscal 2003.

The revenue growth detailed above was somewhat offset by lower priced products which contributed to the 1.8% decrease in revenue per thousand pieces for the second quarter of fiscal 2004. For the first six months of fiscal 2004, revenue per thousand pieces decreased 3.5% due to shifts in product mix to lower priced and lighter weight products. The grocery strike in Southern California, which ended in March, negatively impacted the three and six-month periods. The Company estimates a revenue loss of approximately $3.0 million for the three months and $7.9 million for six months ended March 27, 2004 due to the grocery strike.

OPERATING EXPENSES Cost of sales as a percentage of revenue was 73.4% and 73.3%, respectively, for the three and six months periods ended March 27, 2004 reflecting a decrease of 0.5 percentage points for both periods. Cost of sales increased $11.2 million for the second quarter and $18.2 million for the first six months of fiscal 2004 over the comparable periods of the prior year. The increase for both the second quarter and first half of fiscal 2004 was attributable to higher distribution costs, which were driven by the increase in shared mail packages and pieces delivered. Distribution costs, primarily consisting of postage costs, increased 3.7% for both the second quarter and first half of fiscal 2004. Print expense also contributed to the increase in cost of sales, increasing 14.2% and 12.8%, respectively, for the second quarter and first half of fiscal 2004 due to print costs associated with the growth of certain shared mail products.

As a percentage of revenues, selling, general and administrative expenses (including the provision for bad debts) ("SG&A" costs) increased 0.8 percentage points to 20.3% for both the second quarter and first half of fiscal 2004. SG&A costs were $61.9 million for the second quarter of fiscal 2004 increasing $5.8 million. For the first half of fiscal 2004, SG&A costs were $123.2 million increasing $10.2 million. These increases were primarily the result of the following: higher commission expense and related benefits of $2.6 million for the second quarter and $4.3 million for the first half of fiscal 2004 as a result of the revenue growth; increases of $1.6 million for the second quarter and $0.5 million for the first half of fiscal 2004 in bad debts expense primarily due to specific receivables; $1.1 million of severance related to the departure of two senior executives during the second quarter and higher depreciation expense resulting from certain phases of the service delivery redesign project being placed into service.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING INCOME For the second quarter of fiscal 2004, the Company reported operating income of $19.0 million versus $18.7 million for the second quarter of fiscal 2003, representing an increase of $0.2 million. For the six months ended March 27, 2004, operating income was $38.7 million remaining relatively unchanged from operating income for the six months ended March 29, 2003.

INTEREST EXPENSE Interest expense decreased $0.4 million and $1.9 million, respectively, for the three months and six months ended March 27, 2004. The decrease was the result of lower market rates of interest and a decrease in the average outstanding debt balance.

On December 4, 2003, the Company replaced its existing credit facilities, term loan and revolving line of credit, with private placement notes and a new bank revolver. The Company concluded that the replacement of the term loan with private placement notes met the criteria of an extinguishment of debt per EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." Consequently, all unamortized debt issue costs associated with the term loan were written off. In addition, the Company followed the guidance per EITF 98-14, "Debtor's Accounting for Changes in the Line-of-Credit or Revolving-Debt Arrangements," to calculate the amount of unamortized debt issue costs associated with the replacement of the revolving line of credit. In total, the Company wrote off $1.4 million of unamortized debt issue costs associated with the previous credit facilities.

EQUITY EARNINGS IN JOINT VENTURES The Company's joint ventures performed well for the second quarter and first half of fiscal 2004 increasing equity earnings by $0.3 million and $0.7 million, respectively.

INCOME TAXES The effective income tax rate was 36% for the three and six months ended March 27, 2004 and 37% for the same periods of fiscal 2003 which reflects a reduction in the Company's tax liability of approximately 1.0%.

EARNINGS PER SHARE Diluted earnings per share was $0.38 for the second quarter of fiscal 2004 increasing 5.6% from prior year's second quarter. For the first half of fiscal 2004, diluted earnings per share was $0.74 versus $0.73 for the first half of fiscal 2003.

FINANCIAL CONDITION

Working capital was $78.7 million at March 27, 2004 increasing $47.8 million from the September 27, 2003 working capital of $30.9 million. The working capital change consisted of an increase in current assets of $4.1 million and a decrease of $43.6 million in current liabilities. The change in current assets was comprised of an increase in accounts receivable due to the 14.7% revenue growth in the month of March offset in part by a lower cash and cash equivalents balance at the end of March versus the end of September and a decrease in other current assets due to the timing of insurance payments. The principal cause of the decrease in total current liabilities was the Company's debt refinancing which resulted in a $33.3 million decrease in the current portion of long-term debt as a consequence of the type of debt instruments under the new agreements. Another mitigating factor was the decrease in other current liabilities due in part to tax benefits resulting from employee option exercises and the timing of tax payments.

Stockholders' equity increased $21.0 million to $110.1 million at March 27, 2004 from $89.1 million at September 27, 2003. This increase was primarily attributable to year-to-date net income of $22.7 million. Other increases included employee stock plan activity and related tax benefits of $7.2 million and restricted stock

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

amortization of $0.6 million. The increases to stockholders' equity were offset in part by the Company's quarterly cash dividend payments totaling $6.6 million, treasury stock transactions of $2.4 million pursuant to elections by employees to satisfy tax withholding requirements under the Company's stock option plans and a $0.4 million unrealized loss in the fair value of derivative instruments.

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

LIQUIDITY

The Company's main source of liquidity continues to be funds generated from operating activities. The Company has available unused credit commitments of $137.4 million at March 27, 2004, which may be used to fund working capital requirements.

Cash and cash equivalents decreased $3.1 million for the six-month period ended March 27, 2004. The components of the decrease were: net cash provided by operating activities of $31.9 million offset by net investing activities and net financing activities of $26.0 million and $8.9 million, respectively.

For the period ended March 27, 2004, net cash provided by operating activities was $31.9 million, versus $43.2 million for the same period of the prior year. Contributing to the year over year decrease was the change in accounts receivable and other current assets both previously discussed in the "Financial Condition" section, along with the change in income taxes payable due to the timing of federal tax payments and accounts payable due to timing of vendor payments.

The Company's investing activities are principally investments in property, plant and equipment. For the six months ended March 27, 2004 and March 29, 2003, capital expenditures were $27.2 million and $28.0 million, respectively. The Company continues to focus on the development of software for its order fulfillment and service delivery redesign project, which is scheduled to be implemented in phases during fiscal 2004 and through the beginning of fiscal 2005. The Company is relocating its existing Hartford, Connecticut production facility to another Hartford area location and purchased land and incurred construction costs for its new facility. Additional capital dollars were directed toward the deployment of Alphaliner computerized mail sorters, computer software and hardware and increased security measures. The Company expects its capital expenditures for the entire year to be approximately $74.0 million, which includes $27.0 million for the new production facility.

Debt related transactions primarily accounted for the net cash used by financing activities for the six-month period ended March 27, 2004. The debt activity included the reclassification between the term loan and private placement notes as a result of the Company's refinancing during the first quarter, net repayments on the revolving line of credit taking into account the refinancing activity and the payment of $2.2 million of debt issue costs associated with the debt refinancing. Also factoring into net cash used by financing activities were quarterly cash dividends totaling $6.6.million that were paid in the first and second quarters, proceeds of $4.5 million related to stock option exercise activities and $2.4 million of treasury stock transactions pursuant to elections by employees to satisfy tax withholding requirements.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As detailed in Note 10 to the Consolidated Financial Statements, the Company has received a state sales and use tax assessment for $4.7 million. The Company believes the assessment will be overturned based on applicable laws and regulations. The Company is also concurrently pursuing a refund of the tax assessment that would effectively eliminate the liability. In the event the assessment stands and the refund is denied, the Company will pursue its rights in court. In order to pursue these remedies, the Company may be required to pay the tax assessment. The Company will fund the payment from cash generated from operating activities or from its available unused credit commitments and does not expect this funding to have an adverse impact to the Company's liquidity.

CONTRACTUAL AND COMMERCIAL COMMITMENTS

As a result of the debt refinancing, the Company's contractual obligations as of March 27, 2004 are $3.0 million of the revolving line of credit, which the Company has classified as current and $125.0 million of senior secured notes due in ten years.

During fiscal 2003, the Company entered into a lease agreement for a new Hartford, Connecticut production facility with lease payments to begin after the construction of the facility, expected to be completed in the fourth quarter of fiscal 2004. The lease agreement included the right to purchase the property, which the Company exercised in 2003. The Company subsequently decided to terminate the lease agreement in its entirety and is constructing the new facility and will record the construction costs to construction in progress ("CIP") included in property, plant and equipment. As of March 27, 2004, CIP related to the construction of the facility was $8.7 million. In addition, the Company capitalized $1.6 million of land acquisition costs. Total construction costs are estimated to be approximately $27.0 million.

FINANCING ARRANGEMENTS

On December 4, 2003, the Company replaced its existing credit facilities. The new credit agreements totaling $275 million include $125 million private placement senior secured notes with several institutional investors and a $150 million revolving line of credit ("Revolver") with a syndicate of banks.

The senior secured notes consist of $65 million notes at a fixed interest rate of 5.71% (Series A Notes) and $60 million notes at a variable interest rate of LIBOR rate plus 0.92% (Series B Notes). The senior secured notes have a ten-year life and mature in December 2013. Interest is payable semi-annually on the Series A and quarterly on the Series B Notes.

The Revolver has a four-year life and remains available until maturity in December 2007. The Revolver bears interest, at the Company's option, equal to the LIBOR rate or to the bank's base rate plus an applicable margin (based on certain financial ratios). The applicable margin ranges from 0.875% to 1.50% on the LIBOR rate and 0% to 0.50% on the base rate. Interest is payable quarterly or upon the maturity of the LIBOR contracts, whichever is shorter. At March 27, 2004, there was $128.0 million of debt outstanding, of which $3.0 million was classified as current. The Company anticipates it will be able to meet its debt obligations through funds generated from operations. During April 2004, the Company had net borrowings of $10.0 million under the revolving line of credit.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company pays fees on the unused commitments at a rate ranging from 0.20% to 0.40% depending on the Company's debt ratio, as defined. At March 27, 2004, there was $137.4 million available for future borrowings, $9.6 million utilized by letters of credit under separate agreements related to the Company's workers' compensation program and $3.0 million outstanding.

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

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectibility of its receivables on an ongoing basis taking into account a combination of factors. On a monthly basis, the Company conducts meetings to identify and review potential problems, such as a bankruptcy filing or deterioration in the customer's financial condition, to ensure the Company is adequately accrued for potential loss. The Company also calculates a trended write-off of bad debts over a rolling twelve-month period and takes into account aging categories, historical trends and specific accounts. If a customer's situation changes, such as bankruptcy or creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts.

Valuation of goodwill and intangible assets

Goodwill represents the excess purchase price over the fair value of net assets acquired in connection with purchase business combinations. The Company is required to test goodwill annually for impairment. Impairment exists when the carrying amount of goodwill exceeds its fair market value. The Company's goodwill impairment test was performed by comparing the net present value of projected cash flows to the carrying value of goodwill. The Company utilized discount rates determined by management to be similar with the level of risk in the current business model. The Company performed the annual impairment testing during the first quarter of fiscal 2004 and determined that no impairment of goodwill exists. If the assumptions the Company made regarding estimated cash flows, such as future operating performance and other factors used to determine the fair value, are less favorable than expected, the Company may be required to record an impairment charge.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which was revised in December 2003 ("FIN No. 46-R"). This new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity's activities and/or is entitled to receive a majority of the entity's residual returns. The provisions of FIN No. 46-R currently are required to be applied as of the end of the first reporting period after March 15, 2004 for the variable interest entities in which the company holds a variable interest that it acquired on or before January 31, 2003. The adoption of FIN No. 46-R did not have any impact on the financial position or results of operations of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest expense is sensitive to changes in interest rates. In this regard, changes in interest rates affect the interest paid on its debt. To mitigate the impact of interest rate fluctuations, the Company maintains interest rate swap agreements on notional amounts totaling $50 million.

If interest rates should change by 2 percentage points for the remainder of the 2004 fiscal year from those rates in effect at March 27, 2004, interest expense would increase/decrease by approximately $1.5 million. These amounts are determined by considering the hypothetical interest rates on the Company's borrowing cost. The sensitivity analysis also assumes no changes in the Company's financial structure.

FORWARD LOOKING STATEMENTS

Except for the historical information stated herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties which could cause the Company's actual results to differ materially from those in the forward looking statements. The Company's business is promotional in nature, and ADVO serves its clients on a "just in time" basis. As a result, fluctuations in the amount, timing, pages and weight, and kinds of advertising pieces can vary significantly from week to week, depending on its customers' promotional needs, inventories and other factors. In any particular quarter these transactional fluctuations are difficult to predict, and can materially affect the Company's revenue and profit results. The Company's business contains additional risks and uncertainties which include but are not limited to: general changes in customer demand and pricing, the possibility of consolidation throughout the retail sector, the impact of economic and political conditions on retail advertising spending and our distribution system, postal and paper prices, possible governmental regulation or legislation affecting aspects of the Company's business, the efficiencies achieved with technology upgrades, the number of shares the Company will purchase in the future under its buyback program, fluctuations in interest rates related to the outstanding debt and other general economic factors.

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

We have adopted a Code of Business Ethics and Conduct that applies to all employees as well as our Board of Directors. The Code of Business Ethics and Conduct, as well as the Charters for the committees of our Board of Directors, the Audit Committee, Qualified Legal Compliance Committee, Corporate Governance Committee, Compensation and Nomination Committee and the Company's Corporate Governance Guidelines, are posted on our website, www.advo.com. Copies of these documents will be provided free of charge upon written request directed to Corporate Secretary, ADVO, Inc., One Targeting Centre, Windsor, CT, 06095.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 to the Consolidated Financial Statements within Part I, Item 1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit Index

Exhibit No.                         Exhibits Included Within:
-----------                         -------------------------
  31(a)           Certification of the Chief Executive Officer pursuant to Rule
                  13a-14(a) of the Securities Exchange Act.

  31(b) Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

  32              Certifications of the Chief Executive Officer and Acting Chief
                  Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

            The Company filed a current report on Form 8-K dated March 25, 2004, and reported under Item 5 thereof, that James Dahmus, Executive Vice President and Chief Financial Officer, left the Company to pursue another business interest.

            The Company furnished a current report on Form 8-K dated April 15, 2004 which reported the Company's earnings press release for the second quarter ended March 27, 2004.

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ADVO, Inc.

Date: May 10, 2004                        By: /s/ JOHN D. SPERIDAKOS
                                              ----------------------------------
                                                  John D. Speridakos
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)