Form 10-Q
period 2004-06-26
ADVO INC
filed 2004-08-09
CIK 801622

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 26, 2004

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to

Commission file number 1-11720

                                   ADVO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            06-0885252
-------------------------------                          ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

One Targeting Centre, Windsor, CT                              06095-0755
---------------------------------                        ---------------------
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

As of July 24, 2004 there were 30,547,446 shares of common stock outstanding.

                                   ADVO, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                           QUARTER ENDED JUNE 26, 2004

                                                                            Page
                                                                            ----
                         Part I - Financial Information

Item 1. Financial Statements (Unaudited).

        Consolidated Balance Sheets -
            June 26, 2004 and September 27, 2003.                             2

        Consolidated Statements of Operations -
            Nine months and three months ended
            June 26, 2004 and June 28, 2003.                                  3

        Consolidated Statements of Cash Flows -
            Nine months ended June 26, 2004 and June 28, 2003.                4

        Notes to Consolidated Financial Statements.                           5

Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations.                                                      13

Item 3. Quantitative and Qualitative Disclosures
            about Market Risk.                                               18

Item 4. Controls and Procedures.                                             18

                           Part II - Other Information

Item 1. Legal Proceedings.                                                   19

Item 2. Changes in Securities, Use of Proceeds and Issuer
             Purchases of Equity Securities.                                 20

Item 6. Exhibits and Reports on Form 8-K.                                    21

Signatures                                                                   22

                                   ADVO, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (In thousands, except share data)

                                                   June 26,     September 27,
                                                     2004           2003
                                                  ----------    -------------
ASSETS
Current assets:
     Cash and cash equivalents                    $   19,807     $   17,012
     Accounts receivable, net                        138,765        122,104
     Inventories                                       1,947          2,491
     Prepaid expenses and other current assets         7,103         10,875
     Deferred income taxes                            14,394         12,496
                                                  ----------     ----------
      Total current assets                           182,016        164,978

Property, plant and equipment                        360,391        315,314
Less accumulated depreciation and amortization      (195,810)      (172,289)
                                                  ----------     ----------
      Net property, plant and equipment              164,581        143,025

Investment in deferred compensation plan              13,076         11,106
Goodwill                                              22,244         22,242
Other assets                                           9,956         12,130
                                                  ----------     ----------
TOTAL ASSETS                                      $  391,873     $  353,481
                                                  ==========     ==========

LIABILITIES
Current liabilities:
Current portion of long-term debt                 $        -     $   36,250
Accounts payable                                      42,056         36,581
Accrued compensation and benefits                     30,303         25,286
Other current liabilities                             31,112         35,948
                                                  ----------     ----------
        Total current liabilities                    103,471        134,065

Long-term debt                                       123,721         94,000
Deferred income taxes                                 21,975         19,765
Deferred compensation plan                            14,098         11,917
Other liabilities                                      5,915          4,666

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value
    (Authorized 5,000,000 shares, none issued)             -              -
Common stock, $.01 par value (Authorized
    80,000,000 shares, issued 30,484,651
    and 20,042,005 shares, respectively)                 305            200
Additional paid-in capital                           147,534        137,252
Unamortized deferred compensation                     (1,887)        (1,628)
Accumulated deficit                                  (18,435)       (44,384)
                                                  ----------     ----------
                                                     127,517         91,440

Less common stock held in treasury                    (5,089)        (2,527)
Accumulated other comprehensive income                   265            155
                                                  ----------     ----------
Total stockholders' equity                           122,693         89,068
                                                  ----------     ----------
TOTAL LIABILITIES & STOCKHOLDERS'
          EQUITY                                  $  391,873     $  353,481
                                                  ==========     ==========

                             See Accompanying Notes.

                                   ADVO, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                         Nine months ended             Three months ended
                                     -------------------------     -------------------------
                                      June 26,       June 28,       June 26,       June 28,
                                        2004           2003           2004           2003
                                     ----------     ----------     ----------     ----------
REVENUES                             $  925,567     $  867,929     $  318,879     $  289,686
Costs and expenses:
    Cost of sales                       676,179        640,432        231,362        213,810
     Selling, general and
       administrative                   184,321        163,940         64,360         53,739
    Provision for bad debts               5,695          3,222          2,498            512
                                     ----------     ----------     ----------     ----------
OPERATING INCOME                         59,372         60,335         20,659         21,625

Interest expense                         (3,958)        (6,070)        (1,334)        (1,499)
Debt issue costs associated with
    debt retirement                      (1,401)             -              -              -
Equity earnings in joint ventures         2,136            935            981            434
Other expense                              (492)           (71)          (178)          (117)
                                     ----------     ----------     ----------     ----------
Income before income taxes               55,657         55,129         20,128         20,443

Provision for income taxes               19,653         19,671          6,862          6,837
                                     ----------     ----------     ----------     ----------

NET INCOME                           $   36,004     $   35,458     $   13,266     $   13,606
                                     ==========     ==========     ==========     ==========

BASIC EARNINGS PER SHARE             $     1.20     $     1.19     $     0.44     $     0.46
                                     ==========     ==========     ==========     ==========

DILUTED EARNINGS PER SHARE           $     1.18     $     1.18     $     0.43     $     0.45
                                     ==========     ==========     ==========     ==========

DIVIDENDS DECLARED PER SHARE         $     0.33     $        -     $     0.11     $        -
                                     ==========     ==========     ==========     ==========

 Weighted average basic shares           30,080         29,727         30,204         29,774
 Weighted average diluted shares         30,609         30,040         30,719         30,189

                             See Accompanying Notes.

                                   ADVO, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                    Nine months ended
                                                                -------------------------
                                                                 June 26,       June 28,
                                                                   2004           2003
                                                                ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       $   63,969     $   69,536

Cash flows from investing activities:
   Acquisition of property, plant and equipment                    (48,779)       (38,858)
   Proceeds from disposals of property, plant and equipment             96            549
   Distributions from equity affiliates                              1,730            815
   Acquisitions/joint ventures, net of cash acquired                     -             19
                                                                ----------     ----------

NET CASH USED BY INVESTING ACTIVITIES                              (46,953)       (37,475)

Cash flows from financing activities:
  Revolving line of credit - net                                   (29,000)        (7,500)
  Payments on long-term debt                                      (101,250)       (16,250)
  Proceeds on private placement notes                              125,000              -
  Decrease in note payable                                               -         (1,715)
  Proceeds from exercise of stock options                            5,864          1,102
  Treasury stock transactions                                       (2,699)          (820)
  Payment of debt issue costs                                       (2,213)             -
  Cash dividends paid                                               (9,921)             -
                                                                ----------     ----------

NET CASH USED BY FINANCING ACTIVITIES                              (14,219)       (25,183)
                                                                ----------     ----------

Effect of exchange rate changes on cash and cash equivalents            (2)           125
                                                                ----------     ----------

Increase in cash and cash equivalents                                2,795          7,003
Cash and cash equivalents at beginning of period                    17,012         12,281
                                                                ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   19,807     $   19,284
                                                                ==========     ==========

Noncash activities:
(Increase) decrease in fair value of
   interest rate swap liabilities                                   (1,093)         1,090
Deferred compensation plan
   investment gains                                                  1,863          1,370

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

Operating results for the nine-month period ended June 26, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 25, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO's annual report on Form 10-K for the fiscal year ended September 27, 2003.

Certain reclassifications have been made in the fiscal 2003 financial statements to conform to the fiscal 2004 presentation.

2. NEW ACCOUNTING POLICIES

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which was revised in December 2003 ("FIN No. 46-R"). This new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity's activities and/or is entitled to receive a majority of the entity's residual returns. The provisions of FIN No. 46-R were required to be applied as of the end of the first reporting period after March 15, 2004 for the variable interest entities in which the company holds a variable interest that it acquired on or before January 31, 2003. The adoption of FIN No. 46-R did not have any impact to the financial position or results of operations of the Company.

On March 31, 2004, the FASB issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No.'s 123 and 95". Among other items, the proposed standard would require the fair value of stock options to be recognized in the financial statements as compensation expense. The proposed requirements in the exposure draft would be effective for the Company's 2006 fiscal year-end. The pro-forma impact of stock option expensing is calculated as required under FASB Statement No. 123, "Accounting for Stock-Based Compensation" and disclosed in Note 8 of these financial statements. However, the actual impact to our financial statements upon adoption of the proposed standard could differ from the pro-forma information included in Note 8 due to differences in option-pricing models used, estimates and assumptions, and options to be included in the calculation upon adoption. The Company will monitor the status of the proposed standard and will evaluate the impact to our financial position and results of operations when the final standard is issued.

3. COMPREHENSIVE INCOME

Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. The Company's comprehensive income was as follows:

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                    Nine months ended           Three months ended
                                                -------------------------    -------------------------
                                                 June 26,       June 28,      June 26,       June 28,
                                                   2004           2003          2004           2003
                                                ----------     ----------    ----------     ----------
(In thousands)
Net income                                      $   36,004     $   35,458    $   13,266     $   13,606
Other comprehensive income:
   Unrealized gain on derivative instruments           113              -           515              -
   Reclassification adjustment on
        derivative instruments                           -          1,090             -              -
   Foreign currency translation adjustments             (3)           219           (38)           128
                                                ----------     ----------    ----------     ----------
Total comprehensive income                      $   36,114     $   36,767    $   13,743     $   13,734
                                                ==========     ==========    ==========     ==========

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

A summary of debt is set forth in the following table:

                                                  June 26, 2004    September 27, 2003
                                                  -------------    ------------------
(In thousands)
Private Placement Notes
      Series A Notes                                $   65,000        $        -
      Fair value hedge (a)                              (1,279)                -
      Series B Notes                                    60,000                 -
Revolver - base rate of 4.125% at June 26, 2004              -                 -
Term Loan
      Base rate of 4.125% at September 27, 2003              -               250
      LIBOR rate of 2.235% at September 27, 2003             -           101,000
Revolving Line of Credit
      Base rate of 4.125% at September 27, 2003              -             8,000
      LIBOR rate of 2.245% at September 27, 2003             -            21,000
                                                    ----------        ----------
                                                    $  123,721        $  130,250
Less current portion of long-term debt                       -            36,250
                                                    ----------        ----------
Total long-term debt                                $  123,721        $   94,000
                                                    ==========        ==========

(a) Represents unrealized losses for fair value hedging arrangement (see Note 5 below).

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company pays fees on the unused commitments at a rate ranging from 0.20% to 0.40% depending on the Company's debt ratio, as defined. At June 26, 2004, there was $138.4 million available for future borrowings which reflects $11.6 million utilized by letters of credit under separate agreements related to the Company's workers' compensation program.

In the first quarter of fiscal 2004, the Company capitalized $2.2 million of debt issue costs directly associated with the issuance of the new credit facilities. These costs are included in other assets and are being amortized either over the ten-year life of the senior secured notes or over the four-year life of the Revolver, whichever is applicable.

As a result of the debt refinancing the Company wrote off $1.4 million of unamortized debt issue costs associated with the previous credit facilities during the first quarter of fiscal 2004. The Company concluded that the replacement of the term loan with private placement notes met the criteria of an extinguishment of debt per EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." Consequently, all unamortized debt issue costs associated with the term loan were written off. In addition, the Company followed the guidance per EITF 98-14, "Debtor's Accounting for Changes in the Line-of-Credit or Revolving-Debt Arrangements," to calculate the amount of unamortized debt issue costs associated with the replacement of the revolving line of credit and wrote off a portion of those costs. In accordance with EITF 98-14, the remaining unamortized debt issue costs of $0.6 million will be amortized over the life of the new Revolver. At June 26, 2004 and September 27, 2003, unamortized costs totaled $2.5 million and $2.1 million, respectively.

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

The following table presents the notional amount of interest rate swaps by class:

(In thousands)

FINANCIAL INSTRUMENT      HEDGE TYPE      NOTIONAL AMOUNT     START DATE  MATURITY DATE
--------------------      ----------      ---------------     ----------  -------------
Fixed to floating         Fair Value         $ 25,000          12/23/03      12/04/13
Floating to fixed         Cash Flow             8,000          12/04/04      12/04/08
Floating to fixed         Cash Flow             8,000          12/04/05      12/04/09
Floating to fixed         Cash Flow             9,000          12/04/06      12/04/10

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Statement No. 133 requires companies to recognize all derivatives on the balance sheet at fair value. Changes in the fair value of the interest rate swap agreements that are designated as fair value hedges are recognized in earnings as an offset to the changes in the fair value of the exposures being hedged. As a result, the fair value of the interest rate swap (fixed to floating), a payable of $1.3 million at June 26, 2004, decreased the carrying amount of debt and increased the interest rate swap liability.

The changes in the fair value of the interest rate swap agreements that are designated as cash flow hedges are deferred in accumulated other comprehensive income and are recognized in earnings as the hedged transactions occur. The fair value of the cash flow hedges was a receivable of $0.2 million and was recorded net of taxes, a gain of $0.1 million, in accumulated other comprehensive income at June 26, 2004.

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

Also on October 16, 2003, the Company established a regular quarterly cash dividend. The initial quarterly dividend was aligned with the stock split and was paid at a rate of $0.11 per share, on a post-split basis. The Company paid quarterly cash dividends of $3.3 million and $9.9 million, respectively, for the three and nine months ended June 26, 2004. The Company expects to continue to pay cash dividends on a quarterly basis.

At the Company's Annual Meeting held on January 23, 2004, the Company's stockholders approved the amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, $0.01 par value per share, from 40 million to 80 million shares.

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. EARNINGS PER SHARE

Basic earnings per share excludes the effect of common stock equivalents, such as stock options, and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as stock options, were exercised.

                                          Nine months ended       Three months ended
                                         --------------------    --------------------
                                         June 26,    June 28,    June 26,    June 28,
                                           2004        2003        2004        2003
                                         --------    --------    --------    --------
(In thousands, except per share data)
Net income                               $ 36,004    $ 35,458    $ 13,266    $ 13,606

Weighted average basic shares              30,080      29,727      30,204      29,774

Effect of dilutive securities:
  Stock options                               480         279         467         375
  Restricted stock                             49          34          48          40
                                         --------    --------    --------    --------
Dilutive potential basic shares               529         313         515         415

Weighted average diluted shares            30,609      30,040      30,719      30,189
                                         ========    ========    ========    ========

Basic earnings per share                 $   1.20    $   1.19    $   0.44    $   0.46
                                         ========    ========    ========    ========

Diluted earnings per share               $   1.18    $   1.18    $   0.43    $   0.45
                                         ========    ========    ========    ========

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

As required under Statement No. 123, "Accounting for Stock-Based Compensation," and Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the pro forma effects of stock-based compensation on net income and net earnings per share have been estimated at the date of grant using the Black-Scholes option-pricing model, as follows:

                                               Nine months ended        Three months ended
                                             ---------------------     ---------------------
                                             June 26,     June 28,     June 26,     June 28,
                                               2004         2003         2004         2003
                                             --------     --------     --------     --------
(In thousands, except per share data)
Net income, as reported                      $ 36,004     $ 35,458     $ 13,266     $ 13,606

Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related
tax effects                                    (2,777)      (3,026)        (901)      (1,176)
                                             --------     --------     --------     --------

Pro forma net income                         $ 33,227     $ 32,432     $ 12,365     $ 12,430
                                             ========     ========     ========     ========

Earnings per share:
Basic - as reported                          $   1.20     $   1.19     $   0.44     $   0.46
Basic - pro forma                            $   1.10     $   1.09     $   0.41     $   0.42

Diluted - as reported                        $   1.18     $   1.18     $   0.43     $   0.45
Diluted - pro forma                          $   1.10     $   1.08     $   0.41     $   0.39

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the stock options' vesting period, ranging from one to four years. The pro forma effect on net income and related earnings per share may not be representative of the future years' impact since the terms and conditions of new grants may vary from the current terms.

During the first quarter of fiscal 2004, the Company granted 26,000 performance-based restricted stock units to its now former Chief Executive Officer ("CEO"). The units vest in installments of one-third each year from the date of grant subject to the Company achieving certain performance criteria. As disclosed in the CEO's separation agreement, these units will continue to vest over the two-year separation period. The former CEO is not entitled to receive the units associated with the third year vesting since his separation agreement ends in June 2006. The performance criteria is based on pre-established thresholds. The units vest cumulatively, in that, if the threshold is not met in a given year, but is achieved in the subsequent fiscal year, the cumulative units will be awarded in that subsequent year in which the threshold is met.

                                   ADVO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Since on the grant date neither the fair market value on the day the units vest nor the number of units that could ultimately be earned are known, the restricted stock units have been deemed to be a variable award. In accordance with variable stock compensation accounting, the estimated compensation expense, as measured quarterly, may fluctuate based on the fair market value of the stock price and the probability of achieving the performance criteria. No compensation expense was recorded for the three and nine months ended June 26, 2004 since achievement of the performance criteria is not considered probable. For each subsequent quarter, the Company will re-evaluate the probability of achieving the performance criteria and record compensation expense accordingly.

9. NEW PRODUCTION FACILITY

During fiscal 2003, the Company entered into a lease agreement for a new Hartford, Connecticut area production facility with lease payments to begin after the construction of the facility, expected to be completed during the fourth quarter of fiscal 2004. The lease agreement included the right to purchase the property, which the Company exercised in 2003. The Company subsequently decided to terminate the lease agreement in its entirety and is constructing the new facility and recording the construction costs to construction in progress ("CIP") included in property, plant and equipment. As of June 26, 2004, CIP related to the construction of the facility was $19.2 million. In addition, the Company capitalized $1.6 million of land acquisition costs. Total construction costs are estimated to be approximately $27.0 million.

10. COMMITMENTS AND CONTINGENCIES

State Audit
The Company has received a state sales and use tax assessment for $4.7 million covering the period of January 1995 through October 1998. The Company appealed the assessment and the decision of the administrative law judge is pending. The Company believes that the assessment and the state's underlying position are neither supportable by the law nor consistent with previously provided interpretative guidance from the State Comptroller's office. The Company believes the assessment will be overturned based on the applicable laws and regulations. The Company is also concurrently pursuing a refund of the tax assessment that would effectively eliminate the liability. In the event the assessment stands and the refund is denied, the Company will pursue its rights in court. The Company has no provision for this tax exposure because the Company has concluded it is not probable or reasonably estimable at this time. Although the final results of the audits for the subsequent periods and the outcome of resulting legal action cannot be reasonably estimated, this tax dispute applies to all open years up to and including the current period. If the decision of the administrative law judge is upheld, the potential exposure for open years may be significantly higher than the aforementioned assessment.

Kmart Corporation
In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection and requested the Bankruptcy Court (the "Court") designate the Company and several other companies to be classified under critical vendor status. The Court approved this designation and the Company received $1.1 million due from Kmart.

In February 2004, the U.S. Court of Appeals for the 7th Circuit affirmed a U.S. District Court ruling that Kmart incorrectly paid critical vendors, including the Company. As a result of the ruling, Kmart has filed lawsuits against each critical vendor seeking reimbursement of these payments. The Company believes that it has meritorious defenses to the lawsuit. The range of the potential liability is $0 to $1.1 million with no amount within this range representing a better estimate than any other amount at this time. The Company has not provided any amount for the exposure because the Company does not believe it is probable and reasonably estimable at this time.

11. NON-RECURRING CHARGES

In the third quarter of fiscal 2004, the Company recorded a pre-tax charge of approximately $3.9 million, or $0.08 per share, in selling, general and administrative costs for the departure of the Company's CEO. This charge primarily includes wages, benefits and incentive compensation that will be paid over the two-year term of the separation agreement.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS

REVENUES Revenues increased $29.2 million or 10.1% during the third quarter and $57.6 million or 6.6% for the nine months ended June 26, 2004 when compared to the same periods of fiscal 2003. The growth in revenues was primarily volume related and the result of a 12.1% and 10.1% increase in shared mail pieces distributed for the third quarter and nine months ended June 26, 2004. The volume gains were achieved through increased business in existing markets and increased frequency of mailings in response to client demand. Total shared mail packages delivered increased 4.5% and 3.7%, respectively, for the third quarter and nine months ended June 26, 2004 when compared to the same prior year periods. Another key performance indicator, average pieces per package, supported the revenue improvement by growing 7.3% to 8.43 pieces for the third quarter and 6.1% to 8.33 pieces for the nine months ended June 26, 2004 over the same three and nine-month periods of fiscal 2003.

The Company's shared mail revenue per thousand pieces statistic decreased 0.7% for the three months ended June 26, 2004 when compared to the same prior year period due to lower priced products. For the first nine months of fiscal 2004, shared mail revenue per thousand pieces decreased 2.5% due to shifts in product mix and lower priced and lighter weight products. The grocery strike in Southern California, which ended during the second quarter, negatively impacted the year-to-date fiscal 2004 revenue by approximately $7.9 million.

OPERATING EXPENSES Cost of sales as a percentage of revenue decreased 1.3 percentage points to 72.6% for the third quarter and decreased 0.7 percentage points to 73.1% for the nine-month period when compared to the same periods in the prior year. These decreases were reflective of the growth in average pieces per package and the resultant efficiencies in postage utilization.

Cost of sales increased $17.6 million for the three months ended June 26, 2004 and $35.7 million for the first nine months of fiscal 2004 to $231.4 million and $676.2 million, respectively. The increase for the three and nine-month periods ended June 26, 2004 were mainly related to higher distribution costs. Distribution costs, primarily consisting of postage costs, increased 7.6% for the three-month period and 5.0% for the nine-month period ended June 26, 2004. These increases are attributable to the volume growth in shared mail pieces and packages distributed over the same periods of a year earlier. The growth of certain shared mail products also contributed to the 18.6% and 14.8% increase in print costs for the three and nine months ended June 26, 2004.

Selling, general and administrative costs ("SG&A costs"), including the provision for bad debt, increased $12.6 million for the third quarter and $22.9 million for the nine-month period ended June 26, 2004 when compared to the same periods in the prior year. As a percentage of revenues, SG&A costs increased 2.2 percentage points for the third quarter and increased 1.3 percentage points for the nine months ended June 26, 2004 versus the comparable periods in fiscal 2003.

For the three and nine months ended June 26, 2004, SG&A costs included a non-recurring $3.9 million severance charge for the departure of the Company's former Chief Executive Officer ("CEO"). It also included a $3.5 million and $7.8 million increase, respectively, for the three and nine-month periods in selling capabilities, commission expenses and related benefits arising from the revenue growth. SG&A costs for the three and nine month periods also included increases in bad debt expense of $2.0 million and $2.5 million, respectively, primarily due to specific receivables. Both the three and nine-month periods included a $2.0 million and $4.3 million increase, respectively, in employee benefit costs due to rising medical and insurance costs. Specific to the third quarter increase in SG&A costs, was higher incentive compensation wages compared to the same prior year period. For the nine months ended June 26, 2004, SG&A costs included a $2.0 million increase

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in depreciation expense primarily as a result of certain phases of the service delivery redesign project being placed into service and $1.1 million of severance related to the departure of two senior executives during the second quarter of fiscal 2004.

OPERATING INCOME For the third quarter of fiscal 2004, the Company reported operating income of $20.7 million versus $21.6 million for the third quarter of fiscal 2003. For the nine months ended June 26, 2004, operating income was $59.4 million versus $60.3 million for the nine months ended June 28, 2003. The Company's revenue growth for the three and nine months ended June 26, 2004 were offset by increases in both cost of sales and SG&A costs which are detailed above.

INTEREST EXPENSE Interest expense decreased $0.2 million and $2.1 million, respectively, for the three and nine months ended June 26, 2004. The decrease was the result of lower market rates of interest and a decrease in the average outstanding debt balance. The interest expense decrease for the nine-month period was also impacted by the expiration during the first quarter of fiscal 2003 of the Company's interest rate swap agreements that were associated with the previous credit facility.

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

EQUITY EARNINGS IN JOINT VENTURES Performance of the Company's joint ventures for the third quarter and first nine months of fiscal 2004 doubled over the same prior year periods increasing equity earnings by $0.5 million and $1.2 million, respectively.

INCOME TAXES The effective income tax rate for the third quarter of fiscal 2004 was 34.1% versus 33.4% in prior years' quarter. For the year-to-date period, the effective income tax rate was 35.3% versus 35.7% for the same prior year period. The decrease in the income tax rate for the first and second quarters of 36.0% to 34.1% for the third quarter was due to the results of tax audits completed in the current quarter. The reduction in the effective income tax rate in the prior year periods resulted from federal and state tax credits due to R&D credits.

EARNINGS PER SHARE Diluted earnings per share was $0.43 for the third quarter of fiscal 2004 decreasing 4.4% from prior year's third quarter. Diluted earnings per share remained constant at $1.18 for the first nine months of fiscal 2004 and 2003.

FINANCIAL CONDITION

Working capital increased $47.6 million to $78.5 million at June 26, 2004 from $30.9 million at September 27, 2003. Factoring into the working capital change was an increase of $17.0 million in current assets and a $30.6 million decrease in current liabilities. Highlighting the change in current assets was an increase in the accounts receivable balance, indicative of the 13% revenue growth in the month of June, offset by a decrease in other current assets due to the timing of insurance payments. The decrease in current liabilities primarily relates to the

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company's debt refinancing that resulted in a $36.3 million decrease in the current portion of long-term debt as a consequence of the type of debt instruments under the new agreement. Other contributing factors to the change in current liabilities were a decrease in other current liabilities due to tax benefits resulting from employee option exercises and the timing of tax payments offset by an increase in accrued compensation and benefits due to the severance charge for the departure of the former CEO and higher incentive compensation due to improved earnings.

At June 26, 2004, total stockholders' equity was $122.7 million representing a $33.6 million increase from the September 27, 2003 balance of $89.1 million. Driving the increase was net income of $36.0 million, employee stock plan activity and the related tax benefits of $9.0 million, and restricted stock amortization of $1.4 million. The increases to stockholders' equity were offset by the Company's quarterly cash dividend payments which totaled $9.9 million and treasury stock transactions of $2.7 million pursuant to elections by employees to satisfy tax withholding requirements under the Company's stock option plans.

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

LIQUIDITY

The Company's main source of liquidity continues to be funds generated from operating activities. At June 26, 2004, the Company had available unused credit commitments of $138.4 million that may be used to fund working capital requirements.

Cash and cash equivalents increased $2.8 million for the nine-month period ended June 26, 2004. Net cash provided by operating activities of $64.0 million was offset by net cash used by investing and financing activities of $47.0 million and $14.2 million, respectively.

Net cash provided by operations for the nine-month period ended June 26, 2004 was $64.0 million versus $69.5 million for the same period of the prior year. The year-over-year decrease is attributable to the change in accounts receivable, other current assets, other current liabilities and accrued compensation and benefits, all of which were previously discussed in the "Financial Condition" section, along with the change in accounts payable due to the timing of vendor payments and the change in customer advances.

The Company's investing activities are primarily directed toward expenditures for property, plant and equipment. Capital expenditures were $48.8 million and $38.9 million for the nine-month period ended June 26, 2004 and June 28, 2003, respectively. The development of software for the Company's order fulfillment and service delivery redesign project, scheduled to be implemented in phases during fiscal 2004 and through the beginning of fiscal 2005, continues to be a major component of the increase in capital expenditures year-over-year. Other components include land and construction costs associated with the relocation of the Company's existing Hartford, Connecticut production facility to a new location. Additional capital dollars were directed toward the deployment of Alphaliner computerized mail sorters and computer software and hardware. The Company expects its capital expenditures for the entire year to be $74.0 million, which includes $27.0 million for the new production facility.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the nine-month period ended June 26, 2004, net cash used by financing activities centered on transactions associated with the Company's debt. The debt activity included the reclassification between the term loan and private placement notes resulting from the Company's refinancing during the first quarter, net repayments on the revolving line of credit taking into account the refinancing activity, and the payment of $2.2 million of debt issue costs associated with the debt refinancing. Other financing activity included the payment of quarterly cash dividends totaling $9.9 million, proceeds of $5.9 million related to stock option exercise activities and $2.7 million of treasury stock transactions pursuant to elections by employees to satisfy tax withholding requirements.

As detailed in Note 10 to the Consolidated Financial Statements, the Company has received a state sales and use tax assessment for $4.7 million. The Company believes the assessment will be overturned based on applicable laws and regulations. The Company is also concurrently pursuing a refund of the tax assessment that would effectively eliminate the liability. In the event the assessment stands and the refund is denied, the Company will pursue its rights in court. In order to pursue these remedies, the Company may be required to pay the tax assessment. The Company will fund the payment with cash generated from operating activities or from its available unused credit commitments and does not expect this funding to have an adverse impact to the Company's liquidity.

CONTRACTUAL AND COMMERCIAL COMMITMENTS

As a result of the debt refinancing, the Company's contractual obligations as of June 26, 2004 were $125.0 million of senior secured notes which mature in ten years.

During fiscal 2003, the Company entered into a lease agreement for a new Hartford, Connecticut production facility with lease payments to begin after the construction of the facility, expected to be completed in the fourth quarter of fiscal 2004. The lease agreement included the right to purchase the property, which the Company exercised in 2003. The Company subsequently decided to terminate the lease agreement in its entirety and is constructing the new facility and recording the construction costs to construction in progress ("CIP") included in property, plant and equipment. As of June 26, 2004, CIP related to the construction of the facility was $19.2 million. In addition, the Company capitalized $1.6 million of land acquisition costs. Total construction costs are estimated to be approximately $27.0 million.

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

The Revolver has a four-year life and remains available until maturity in December 2007. The Revolver bears interest, at the Company's option, equal to the LIBOR rate or to the bank's "base rate" plus an "applicable margin" (based on certain financial ratios). The applicable margin ranges from 0.875% to 1.50% on the LIBOR rate and 0% to 0.50% on the base rate. Interest is payable quarterly or upon the maturity of the LIBOR contracts,

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

whichever is shorter.

At June 26, 2004, the senior secured notes accounted for the entire outstanding debt balance of $125.0 million. There was no outstanding balance on the revolving line of credit. The Company anticipates it will be able to meet its debt obligations through funds generated from operations. During July 2004, the Company had net borrowings of $10.0 million under the revolving line of credit.

The Company pays fees on the unused commitments at a rate ranging from 0.20% to 0.40% depending on the Company's debt ratio, as defined. At June 26, 2004, there was $138.4 million available for future borrowings which reflects $11.6 million utilized by letters of credit under separate agreements related to the Company's workers' compensation program.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are most important to the portrayal of a company's financial condition and results of operations and which require complex or subjective judgments or estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates under different assumptions and conditions. The Company has determined its critical accounting policies to include the allowance for doubtful accounts and the valuation of goodwill and intangible assets.

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

Valuation of goodwill and intangible assets

Goodwill represents the excess purchase price paid over the fair value of net assets acquired in connection with the purchase of a business. The Company is required to test goodwill annually for impairment. Impairment exists when the carrying amount of goodwill exceeds its fair market value. The Company's goodwill impairment test was performed by comparing the net present value of projected cash flows to the carrying value of goodwill. The Company utilized discount rates determined by management to be similar with the level of risk in the current business model. The Company performed the annual impairment testing during the first quarter of fiscal 2004 and determined that no impairment of goodwill exists. If the assumptions the Company made regarding estimated cash flows, such as future operating performance and other factors used to determine the fair value, are less favorable than expected, the Company may be required to record an impairment charge.

                                   ADVO, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which was revised in December 2003 ("FIN No. 46-R"). This new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity's activities and/or is entitled to receive a majority of the entity's residual returns. The provisions of FIN No. 46-R were required to be applied as of the end of the first reporting period after March 15, 2004 for the variable interest entities in which the company holds a variable interest that it acquired on or before January 31, 2003. The adoption of FIN No. 46-R did not have any impact on the financial position or results of operations of the Company.

On March 31, 2004, the FASB issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No.'s 123 and 95". Among other items, the proposed standard would require the fair value of stock options to be recognized in the financial statements as compensation expense. The proposed requirements in the exposure draft would be effective for the Company's 2006 fiscal year-end. The pro-forma impact of stock option expensing is calculated as required under FASB Statement No. 123, "Accounting for Stock-Based Compensation" and disclosed in Note 8 of these financial statements. However, the actual impact to our financial statements upon adoption of the proposed standard could differ from the pro-forma information included in Note 8 due to differences in option-pricing models used, estimates and assumptions, and options to be included in the calculation upon adoption. The Company will monitor the status of the proposed standard and will evaluate the impact to our financial position and results of operations when the final standard is issued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest expense is sensitive to changes in interest rates. In this regard, changes in interest rates affect the interest paid on its debt. To mitigate the impact of interest rate fluctuations, the Company maintains interest rate swap agreements on notional amounts totaling $50 million.

If interest rates should change by 2 percentage points for the remainder of the 2004 fiscal year from those rates in effect at June 26, 2004, interest expense would increase/decrease by approximately $0.8 million. These amounts are determined by considering the hypothetical interest rates on the Company's borrowing cost. The sensitivity analysis also assumes no changes in the Company's financial structure.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated under the supervision and with the participation of management, the principal executive officer and the principal financial officer, the design and operation of its disclosure controls and procedures to determine if they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act and the rules and regulations of the Securities and Exchange Commission.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 to the Consolidated Financial Statements within Part I, Item 1.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Below is a summary of stock purchases made by the Company or on behalf of the Company for the quarter ended June 26, 2004.

s

                                                                 Issuer Purchases of Equity Securities
                                           ------------------------------------------------------------------------------
                                                                              Total Number of
                                                                            Shares Purchased as       Maximum Number of
                                           Total Number         Average      Part of Publicly      Shares that May Yet Be
                                            Of Shares          Price Paid        Announced           Purchased Under the
                                            Purchased          per Share         Program (1)             Program (1)
                                           ------------        ----------   -------------------     ---------------------
April 2004
Employee transactions (2)                      14,617            $ 32.39            N/A                       N/A
Deferred compensation plan (3)                    180            $ 31.60            N/A                       N/A

May 2004
Employee transactions (2)                       5,184            $ 31.61            N/A                       N/A
Deferred compensation plan (3)                    220            $ 31.08            N/A                       N/A

June 2004
Employee transactions (2)                           -                  -            N/A                       N/A
Deferred compensation plan (3)                    170            $ 31.83            N/A                       N/A
                                            ---------
Total shares purchased                         20,191
                                            =========

(1) In September 2003, the Company announced a stock buyback program allowing the repurchase of 1,500,000 post-split shares. Under the authorization, the Company can purchase shares on the open market. The stock buyback program does not have an expiration date. The Company purchased no shares under the program for the three months ended June 26, 2004. The maximum number of shares that may yet be purchased under the program is 1,500,000 shares.

(2) Includes shares attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options and shares withheld to satisfy tax withholding obligations upon release of restricted shares.

(3) The Company has a non-qualified deferred compensation plan ("plan") that provides participants the option to invest in several investment opportunities one of which is the ADVO Stock Fund. These shares of ADVO stock are purchased by the plan's trustee on the open market.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibit Index

Exhibit No.                 Exhibits Included Within
-----------                 ------------------------
    10         Employment Agreement dated June 15, 2004
               between ADVO, Inc. and Bobbie Gaunt.

    31(a) Certification of the Interim Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities
               Exchange Act.

    31(b) Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities
               Exchange Act.

    32 Certifications of the Interim Chief Executive Officer and Acting Chief Financial Officer pursuant to 18
               U.S.C. Section 1350 as adopted pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.

     (b)   Reports on Form 8-K

           The Company filed a current report on Form 8-K dated June 16, 2004, to report under Item 5, that Gary M. Mulloy, Chairman and Chief Executive Officer, left the Company and that the Board of Directors appointed director, Bobbie Gaunt, as Interim Chief Executive Officer. The Company also reported under Item 6, Gary M. Mulloy's resignation from the Board of Directors. Gary M. Mulloy's separation agreement is included as an exhibit on this Form 8-K.

           The Company furnished a current report on Form 8-K dated July 15, 2004 which reported the Company's earnings press release for the third quarter ended June 26, 2004.

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ADVO, Inc.

Date: August 9, 2004                       By: /s/ JOHN D. SPERIDAKOS
                                               ------------------------------
                                                John D. Speridakos
                                                Vice President and Controller
                                                (Principal Accounting Officer)