Form 10-K
period 2004-09-25
ADVO INC
filed 2004-12-09
CIK 801622

                                                                               .
                                                                               .
                                                                               .

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 2004

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-11720

                                   ADVO, INC.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        06-0885252
                   ---------                                       ------------
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                        Identification No.)

             ONE TARGETING CENTRE,
                  WINDSOR, CT                                       06095-2639
            ------------------------                               ------------
    (Address of principal executive offices)                        (Zip Code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (860) 285-6100
                             ---------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
               COMMON STOCK AND RIGHTS, PAR VALUE $.01 PER SHARE
        ---------------------------------------------------------------
                                (Title of Class)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant at November 26, 2004 was approximately $1,063,000,000. On that date, there were 30,953,354 outstanding shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the 2004 Annual Report to Stockholders are incorporated by reference into Parts II and IV of this Report.

     Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                   ADVO, INC.

                          INDEX TO REPORT ON FORM 10-K
                     FOR THE YEAR ENDED SEPTEMBER 25, 2004

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
 1.    Business....................................................    2
 2.    Properties..................................................    7
 3.    Legal Proceedings...........................................    8
 4.    Submission of Matters to a Vote of Security Holders.........    8

                                 PART II
 5.    Market for Registrant's Common Equity and Related
       Stockholder Matters.........................................    8
 6.    Selected Financial Data.....................................   10
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................   10
 7A.   Quantitative and Qualitative Disclosures about Market
       Risk........................................................   10
 8.    Financial Statements and Supplementary Data.................   10
 9.    Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................   10
 9A.   Controls and Procedures.....................................   10

                                PART III
10.    Directors and Executive Officers of the Registrant..........   10
11.    Executive Compensation......................................   12
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................   12
13.    Certain Relationships and Related Transactions..............   13
14.    Principal Accounting Fees and Services......................   13

                                 PART IV
15.    Exhibits, Financial Statement Schedules and Reports on Form
       8-K.........................................................   13

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     ADVO, Inc. ("ADVO" or the "Company") is a full service targeted home delivered print advertising company primarily engaged in soliciting and processing printed advertising from retailers, manufacturers and service companies for targeted distribution by both shared and solo mail, as well as private carrier delivery, to consumer households in the United States and Canada on a national, regional and local basis. The Company's network reaches 112 million households, approximately 78 million homes through its core advertising programs which are primarily weekly, and approximately 34 million through its ADVO National Network Extension (A.N.N.E.) program.

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

     ADVO competes primarily with newspapers, direct mail companies, periodicals and other local distribution entities for retail advertising expenditures. The Company believes that its insert advertising programs, which enable advertisers to target advertisements to specific customers or geographic areas, is the most efficient vehicle for delivering printed advertising on a saturation or full market coverage basis, as well as an effective means of targeted coverage.

     ADVO's principal executive offices are located at One Targeting Centre, Windsor, Connecticut 06095.

PRODUCTS AND SERVICES

     ADVO's direct mail marketing products and services include shared mail and solo mail. ADVO provides ancillary services to complement its direct mail marketing programs and also provides private carrier delivery in certain markets. In addition, the Company provides direct mail advertising solutions for local neighborhood businesses. The Company's consumer website, ShopWise.com, allows retailers to electronically target promotions and values to subscribers.

SHARED ADVERTISING PROGRAMS

     In the Company's branded shared advertising program, ShopWise(TM), the individual advertisements of various businesses within a mailing radius are combined into a single mail package. Because the cost of the postage is fixed up to a certain level, the clients share the savings of combining their advertisements.

     The Company customizes shared mail packages by targeting levels selected by the customer. In most instances, each household within the predetermined targeting level will receive a mail package. The Company offers various targeting levels for the customer's designated mailing area based on the level of geo-demographic precision that is requested by the customer. Individual customers can choose predetermined clusters of ZIP Code zones, all ZIP Codes covered by a program, or ADVO Targeting Zones ("ATZs"). ATZs enable advertisers to target their ads to consumer clusters, which average approximately 3,500 households. ATZs are neighboring postal carrier delivery routes within a ZIP Code that are clustered together based on shared demographic characteristics and proximity to key retail shopping areas.

     The flexibility and targeting capabilities of the Company's targeting platform enable customers, such as retail store chains, to select areas serviced by their retail stores and, at the same time, distribute different versions to reach their choice consumers. The Company uses geographic, demographic and psychographic data to tailor the customers' advertisements to their targeted audience.

     The Company's shared advertising program offers the features of penetration and targeted marketing at a significant cost reduction when compared to mailing on an individual or solo mail basis. This cost advantage is available because the Company pays the total postage expense, and advertisers are generally charged a selling price based on, among other factors, the incremental weight of their promotional piece.

     As a part of its shared advertising program, the Company provides the addresses of the households receiving the mail packages, sorts, processes and transports the advertising material for ultimate delivery primarily through the United States Postal Service ("USPS"). Generally, larger businesses, such as grocery chains and mass merchandisers, will provide the Company with preprinted advertising materials in predetermined quantities. In the case of manufacturers and small retail customers, the Company may perform graphics services and/or act as a broker for the required printing. The Company also offers shared mail customers numerous standard turnkey advertising products in a variety of sizes and colors. The Company believes its shared advertising program is the largest program of its kind.

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

     MailCoups, Inc. ("MailCoups"), a wholly-owned subsidiary of ADVO, is a franchise-based cooperative coupon mail company headquartered in Taunton, Massachusetts. This company, operating under the trade name of SuperCoups, creates and distributes attractive, cost-effective targeted coupons in a distinctive envelope format for local neighborhood merchants via an extended network of franchise owners. At the end of fiscal year 2004, MailCoups had approximately 65 franchisees including 225 franchise units in 23 states.

     In June 2002, the Company acquired FACC Corporation ("FACC"), which included both First Avenue and Breezeway Communications, Inc., based in Toronto, Canada. FACC, a wholly-owned subsidiary of ADVO, is an innovator in both the targeting and distribution of in-home print advertising. Similar to ADVO, FACC uses a proprietary software tool that leverages both geographic and demographic information to help identify desirable audiences and target advertising messages to consumers.

     FACC's client base includes most major international food service/restaurant groups and international packaged goods manufacturers. FACC distributes approximately 220 million pieces of advertising mail per year to targeted segments of Canada's 12 million households. FACC was renamed ADVO Canada subsequent to its acquisition.

     Mail Marketing Systems, Inc., ("MMSI"), a wholly-owned subsidiary of ADVO, is a direct mail advertising company located in Columbia, Maryland. MMSI complements ADVO's core distribution network by providing additional shared mail coverage to approximately 4.5 million households in 109 smaller market areas not served by ADVO. MMSI also provides solo direct mail advertising for its clients.

     Acquisitions made by the Company in the past three fiscal years have been accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired companies were included in the consolidated statements of operations from their acquisition date.

     The Company uses the private carrier delivery ("PCD") program in markets where package weights are typically heavier. The PCD program uses the Company's own delivery professional to deliver shared mail packages directly to the consumer's door.

     The Company has executed strategic initiatives by developing new products and new ways of doing business as platforms for growth. These initiatives complement and expand the Company's core advertising programs by meeting a wider range of client needs in markets already served through targeted distribution. These initiatives include additional in-home mailing dates and newspaper alliances.

     The Company's introduction of additional in-home mailing dates in existing markets offers our current clients additional targeting capabilities through delivery on weekends and also provides new opportunities with clients who traditionally prefer weekend in-home dates. At the end of fiscal year 2004, the Company had stand-alone additional mailings in these existing markets:
Albuquerque, Las Vegas, Akron, Pittsburgh and Southern California.

     In response to client demand, ADVO expanded advertising programs in the Southern California and Pittsburgh metropolitan areas at the end of fiscal year 2004, approximately doubling ADVO's advertising program frequency in those markets. The Company began a full-weekend shared advertising program in Southern California to complement its mid-week program. The Company also began a full-market, mid-week shared advertising program in the Pittsburgh region.

     The formation of newspaper alliances offers clients a new integrated print advertising solution that combines targeted direct mail with newspaper distribution while synergizing distribution costs. By joining newspaper and direct mail distribution, both clients and consumers benefit from the efficiencies and enriched content of these targeted advertising offerings.

     The newspaper alliances take two forms. In one, ADVO distributes the combined advertising packages, primarily by mail, weekly to every household in the market that is not a daily subscriber to the newspaper partner. The newspaper then distributes ADVO's combined advertising material by hand (through its regular carrier delivery) to its subscribers, covering the market in full. The second form of newspaper alliance creates a second weekly distribution package comprised of advertisements provided by both parties. These packages are distributed jointly to every household in the market. This strengthens print advertising options for the Company's clients and creates a richer package with more attractive choices for consumers. During fiscal 2004, the Company had newspaper alliances with Gannett Co., Inc., MediaNews Group, Inc., Knight-Ridder, Inc., Freedom Communications, The New York Times Co., St. Petersburg Times, E.W. Scripps Co. and The Tribune Company.

DISTRIBUTION NETWORK

     ADVO's distribution network offers a diversified approach to delivering its clients' messages.

     The Company's core distribution network is distributed under the ShopWise(TM) banner, which is primarily a four-page, colored magazine wrapped around the shared mail package. The core ShopWise(TM) program reaches approximately 78 million households, primarily on a weekly basis, in approximately 130 markets. The zone configuration selected for each market is normally determined by population density and by proximity to retail outlets. Advertisers with multiple locations and weekly mailing frequency are a key determinate of the zones chosen by the Company for its core distribution. The Company derives most of its revenues from the ShopWise(TM) shared advertising program.

     The Company extended its core shared advertising program by establishing its rural expansion program. Once a month, the Company reaches rural U.S. households and provides targeted shared mail advertising coverage to areas that previously were only served via solo mail.

     The Company is part of a network, known as A.N.N.E., comprising of regional shared mail companies, which provides its clients with extended coverage outside the markets already served by the Company. Approximately 34 million additional households can be reached on a shared mail basis through A.N.N.E. The Company handles the clients' orders directly and manages distribution of their advertising through A.N.N.E.'s members. Conversely, A.N.N.E. enables participating members (shared mail companies) to offer their clients extended marketplace reach using the Company's household coverage.

     These programs, along with the additional in-home distributions and newspaper alliances, comprise the Company's vast distribution network that reaches over 112 million homes.

MAILING LIST

     ADVO's management believes its computerized mailing list is the largest residential/household mailing list in the country. It contains over 130 million addresses (constituting nearly all of the households in the United States). The Company also maintains 12.6 million business addresses, which have been integrated into the household file in walk sequence order. The Company's management believes that the list is particularly valuable and that replication in its entirety by competitors would be extremely difficult and costly. The list enables the Company to target mailings to best serve its customers.

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

     In fiscal years 2004, 2003 and 2002 no one customer accounted for more than 6% of the Company's sales.

OPERATIONS

     Customers' advertising circulars are processed by approximately 1,700 production employees who work at 25 processing facilities strategically located throughout the U.S. and Canada. Inserting machines, which collate the individual advertising pieces into the packages, and addressing and labeling equipment are the principal pieces of equipment used to process the Company's products and services which are distributed by the USPS, private carrier delivery, newspapers and Canadian Post. The Company uses the Alphaliner, which is a computerized mail collator/inserter, at nine of its mail processing facilities. The Alphaliner offers higher speed and capacity, enhanced productivity and computerized controls that automate order processing. Additionally, it is electronically integrated with other machines, and links to ADVO's order fulfillment system. ADVO expects to continue the rollout of the Alphaliner to the remaining facilities.

     In all of ADVO's processing facilities, excluding Canada, the transportation department analyzes and sorts all mailings to the appropriate USPS facility. Each of the Company's U.S. facilities has a Detached Mail Unit ("DMU") where the USPS is on site, verifies and accepts all of ADVO's mailings. The Company's mail is accepted under an optional procedure that compares financial, production and other business records in lieu of the standard verification procedures of weighing 100% of the mail in bulk. Approximately 90% of the time, the Company ships the mail directly to the local post office for final delivery by the individual postal carrier. The Company tracks the mail from its departure at our processing facilities to its final destination at local post offices and monitors the timely and proper delivery of the client's advertisement on the requested in-home delivery dates.

     MailCoups operates a cooperative direct mail coupon advertising business by performing print and distribution services for the franchisees at its one production facility. MMSI operates under a business model and environment similar to ADVO's. MMSI provides shared mail programs predominantly in the Mid-Atlantic states, as well as a full range of solo mail services.

     The Company entered into an agreement with IBM Global Services ("IBM") to provide computer processing, systems development and systems legacy support to the Company. The Company's regional production sites, sales offices and corporate headquarters are on-line with this computer center, enabling the day-to-day processing functions to be performed and providing ADVO's corporate headquarters with management information. The systems include: order processing and production control, transportation/ distribution, address list maintenance, market analysis, label printing and distribution, billing and financial systems, human resources and payroll processing, carrier routing of addresses received from customer files and demographic analyses. The Company also has agreements with IBM to provide a customer support center (help desk) and client server (server farm) management services.

COMPETITION

     The printed advertising market is highly competitive with companies competing primarily on the ability to target selected potential customers on a cost-effective basis and on speed of delivery. ADVO's competitors for the delivery of retail and other printed advertising are numerous and include newspapers, regional and local mailers, direct marketing firms, "shoppers" and "pennysavers."

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

EMPLOYEES

     As of September 25, 2004, the Company had a total of approximately 3,900 full and part-time employees. ADVO also uses outside temporary employees for the outsourcing of certain production jobs and during busy seasons.

     ADVO has one union contract covering production employees in the Windsor, Connecticut branch. The Company believes that its relations with its employees, including its union employees, are satisfactory.

AVAILABLE INFORMATION

     We make available free of charge through our website, www.advo.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our internet website and the information contained therein are not intended to be incorporated into this Annual Report on Form 10-K or any other SEC report.

     We have adopted a Code of Business Ethics and Conduct that applies to all employees as well as the Board of Directors. The Code of Business Ethics and Conduct, as well as the Charters for the committees of our Board of Directors: the Audit Committee; the Qualified Legal Compliance Committee; the Corporate Governance Committee; and the Compensation and Nomination Committee are posted on our website www.advo.com. Also posted are the Company's Corporate Governance Guidelines, Disclosure Committee Charter and Policy on Fair Disclosure to Investors. Copies of these documents will be provided free of charge upon written request directed to the Corporate Secretary, ADVO, Inc., One Targeting Centre, Windsor, CT, 06095.

FORWARD LOOKING STATEMENTS

     This Report on Form 10-K includes forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities act of 1933, as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those in the forward looking statements. The Company's business is promotional in nature, and ADVO serves its clients on a "just in time" basis. As a result, fluctuations in the amount, timing, pages and weight, and kinds of advertising pieces can vary significantly from week to week, depending on its customers' promotional needs, inventories and other factors. In any particular quarter these transactional fluctuations are difficult to predict and can materially affect the Company's revenue and profit results. The Company's business contains additional risks and uncertainties which include but are not limited to: general changes in customer demand and pricing; the possibility of advertising spending and our distribution system; postal and paper prices; possible governmental regulation or legislation affecting aspects of the Company's business; the efficiencies achieved with technology upgrades; the number of shares the Company will purchase in the future under its buyback program; fluctuations in interest rates related to the outstanding debt and other general economic factors.

ITEM 2.  PROPERTIES

     ADVO does not own any real estate except for its corporate headquarters and one production facility, both of which are located in Windsor, Connecticut. The corporate headquarters, located at One and Ten Targeting Centre, consists of two buildings totaling approximately 142,000 square feet. In fiscal 2004, the Company relocated its former Hartford, Connecticut production facility to a new operations and technology facility at Great Pond in Windsor, Connecticut. This location features research and development capabilities for shaping new technology and processes and incorporates the best practices in branch operations, client services and engineering. The Great Pond production facility consists of approximately 161,000 square feet.

     The Company leases 24 production facilities, including the MailCoups and ADVO Canada facilities, and 33 sales offices (which excludes the sales offices that are located in the mail processing facilities) throughout the United States. The production facilities, including the one production facility owned by ADVO, are located in the following cities:

Phoenix, Arizona             Atlanta, Georgia              Pittsburgh, Pennsylvania
Los Angeles 1, California    Florence, Kentucky            Memphis, Tennessee
Los Angeles 2, California    Taunton, Massachusetts        Dallas, Texas
San Francisco, California    Detroit, Michigan             Houston, Texas
Denver, Colorado             Las Vegas, Nevada             Salt Lake City, Utah
Windsor, Connecticut         Cincinnati, Ohio              Seattle, Washington
Washington, D.C.             Folcroft, Pennsylvania        Milwaukee, Wisconsin
Miami, Florida               Philadelphia, Pennsylvania    Toronto, Canada
Orlando, Florida

     The Company believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained. All of the Company's production facilities are maintained and monitored by professional security staff. Access to the facilities is strictly limited to authorized personnel only.

ITEM 3.  LEGAL PROCEEDINGS

     ADVO is party to various lawsuits and regulatory proceedings which are incidental to its business. The Company believes these lawsuits will not have a material adverse effect on its consolidated financial condition, liquidity or results of operations. Please refer to ADVO's 2004 Annual Report, Note 14, "Commitments and Contingencies," for details on the pending lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "AD."

     The following table sets forth for the periods indicated the high and low closing prices per share of the Company's common stock on the NYSE:

                                                               HIGH     LOW
                                                              ------   ------
Fiscal year ended September 25, 2004:
  First Quarter.............................................  $33.57   $27.42
  Second Quarter............................................   34.20    31.00
  Third Quarter.............................................   33.58    30.55
  Fourth Quarter............................................   33.60    26.50
Fiscal year ended September 27, 2003(1):)
  First Quarter.............................................  $23.14   $17.19
  Second Quarter............................................   23.30    19.67
  Third Quarter.............................................   30.13    21.71
  Fourth Quarter............................................   31.39    26.97

---------------

(1) Restated for three-for-two stock split.

     On October 16, 2003, the Company declared a three-for-two split of its common stock effected in the form of a stock dividend. As a result of the split, stockholders received one additional share of common stock for every two shares held. The stock dividend was paid on November 7, 2003 to common stockholders of record as of October 24, 2003.

     The Company also announced on October 16, 2003 a quarterly cash dividend at a rate of $0.11 per share ($0.44 per year). During the fiscal year ended September 25, 2004 the Company declared cash dividends totaling $0.44 per share to holders of ADVO common stock. During fiscal years ended September 27, 2003 and September 28, 2002, the Company declared no cash dividends.

     The closing price as of November 26, 2004 of the Company's common stock, under the symbol AD, on the New York Stock Exchange as reported in The Wall Street Journal was $34.82 per share. The approximate number of holders of record of the common stock on November 26, 2004 was 563.

     During fiscal year 2004, the Company engaged in no sales of its securities that were not registered under the Securities Act of 1933, as amended.

  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
  SECURITIES

     Below is a summary of stock purchases made by the Company or on behalf of the Company for the quarter ended September 25, 2004.

                                            ISSUER PURCHASES OF EQUITY SECURITIES
                           ------------------------------------------------------------------------
                                                                                TOTAL NUMBER OF
                                                       SHARES PURCHASED AS     MAXIMUM NUMBER OF
                           TOTAL NUMBER    AVERAGE      PART OF PUBLICLY     SHARES THAT MAY YET BE
                            OF SHARES     PRICE PAID        ANNOUNCED         PURCHASED UNDER THE
                            PURCHASED     PER SHARE        PROGRAM(1)              PROGRAM(1)
                           ------------   ----------   -------------------   ----------------------
July 2004
Employee
  transactions(2)........      5,605        $32.39             N/A                    N/A
Deferred compensation
  plan(3)................        330        $31.57             N/A                    N/A

August 2004
Employee
  transactions(2)........     12,168        $30.50             N/A                    N/A
Deferred compensation
  plan(3)................      1,020        $30.65             N/A                    N/A

September 2004
Employee
  transactions(2)........      6,395        $29.36             N/A                    N/A
Deferred compensation
  plan(3)................      1,380        $30.07             N/A                    N/A
                              ------
Total shares purchased...     26,898
                              ======

---------------

(1) In October 2003, the Company announced a stock buyback program allowing the repurchase of 1.5 million shares. Under the authorization, the Company can purchase shares on the open market. The stock buyback program does not have an expiration date. The Company purchased no shares under the program for the quarter and year ended September 25, 2004. The maximum number of shares that may yet be purchased under the program is 1.5 million shares.

(2) Includes shares attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options and shares withheld to satisfy tax withholding obligations upon release of restricted shares.

(3) The Company has a non-qualified deferred compensation plan ("plan") that provides participants the option to invest in several investment opportunities one of which is the ADVO Stock Fund. These shares of ADVO stock are purchased and sold by the plan's trustee on the open market.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is included in ADVO's 2004 Annual Report to Stockholders on page 17 under the caption "Selected Financial Data" and is incorporated herein by reference and made a part hereof (see Exhibit 13).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is included in ADVO's 2004 Annual Report to Stockholders on pages 18 through 27 under the caption "Financial Report" and is incorporated herein by reference and made a part hereof (see
Exhibit 13).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is included in ADVO's 2004 Annual Report to Stockholders on page 25 under the caption "Market Risk" and is incorporated herein by reference and made a part hereof (see Exhibit 13).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ADVO's Consolidated Financial Statements, together with the Report of Independent Registered Public Accounting Firm thereon dated October 21, 2004 appearing on pages 28 through 44 of ADVO's 2004 Annual Report to Stockholders, are incorporated herein by reference and made a part hereof (see Exhibit 13).

     The selected quarterly information required by this item is included under the caption "Quarterly Financial Data (Unaudited)" on page 43 of ADVO's 2004 Annual Report to Stockholders and is incorporated herein by reference and made a part hereof (see Exhibit 13).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this Annual Report on Form 10-K the Company evaluated, under the supervision and with the participation of management, the principal executive officer and principal financial officer, the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is made timely in accordance with the Securities Exchange Act and the rules and forms of the Securities and Exchange Commission.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item, to the extent not set forth below, appears in the Company's definitive proxy statement dated December 22, 2004 for the annual meeting of stockholders to be held on January 20, 2005 (the "Proxy Statement"), under the captions "Election of Directors," and "Corporate

Governance," and under the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference and made a part hereof.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                        AGE                  POSITION WITH COMPANY
----                                        ---                  ---------------------
S. Scott Harding..........................  56    Chief Executive Officer
Edwin Harless.............................  57    Executive Vice President -- Chief Administrative
                                                  Officer
Myron L. Lubin............................  64    Executive Vice President -- President, Diversified
                                                  Business Group
Donald E. McCombs.........................  48    Executive Vice President -- President, Operations
                                                  Group and Acting Chief Financial Officer
Stephanie Molnar..........................  45    Executive Vice President -- President, Sales and
                                                  Services
Donald S. Schneider.......................  57    Executive Vice President -- Chief Human Resources
                                                  Officer
John S. Dearing...........................  50    Senior Vice President -- Corporate Services
Vince Giuliano............................  57    Senior Vice President -- Government Relations
Daniel J. Sheehan.........................  42    Senior Vice President -- Chief Information Officer
Christopher T. Hutter.....................  38    Vice President -- Financial Planning and Analysis,
                                                  Investor Relations and Treasurer
John D. Speridakos........................  43    Vice President and Controller

     Mr. Harding became Chief Executive Officer and was elected to the Board of Directors on October 15, 2004. From June 1992 to October 2004 he was Chairman and Chief Executive Officer of Newspaper Services of America (NSA) which he co-founded. NSA, the nation's largest print media planning and buying agency was sold to Interpublic Group of Companies in 1995.

     Mr. Harless became Executive Vice President -- Chief Administrative Officer on May 14, 2002. From August 2000 to May 2002 he was Senior Vice
President -- Chief Human Resources Officer. Prior to that, he held various positions at Aventis-Behring ("Aventis"), a subsidiary of Aventis, S.A., a life science company, including Senior Vice President and General Manager from October 1997 to August 2000.

     Mr. Lubin became Executive Vice President -- President, Diversified Business Group (previously known as Strategic Business Development) on April 12, 2000. Prior to that, he held various positions with the Company since 1981 including senior management positions in the marketing and sales areas.

     Mr. McCombs became Executive Vice President- President, Operations Group on October 26, 2001 and Acting Chief Financial Officer on March 25, 2004. Prior to that, he held various positions with the Company since 1987, including most recently, Executive Vice President and Chief Financial Officer from December 1998 to October 2001 and other senior management positions in the finance area.

     Ms. Molnar became Executive Vice President -- President, Sales and Services on October 14, 2004. From February 2004 to October 2004, she was Executive Vice President -- President, Sales and Marketing. Prior to that, she held various positions with the Company since 1983, including most recently senior management positions in the marketing and client logistics areas.

     Mr. Schneider became Executive Vice President -- Chief Human Resources Officer on October 14, 2004. Prior to that, he held the position of Senior Vice President, Human Resources from July 2004 to October 2004. From April 2003 to June 2004 he was a principal at Rev Solutions, a consulting practice focused on development and execution of company-wide Human Resource strategies. Prior to that, from November 2002 to March 2003 he was Executive Vice
President -- Director of Human Resources at McCann -- Erickson World Group, a multi-national marketing communications network. From September 1998 to September 2002, he was Senior Vice President -- Human Resources and Administration at Winstar Communications, a broadband services company.

     Mr. Dearing became Senior Vice President -- Corporate Services on October 14, 2004. From October 2001 to October 2004 he was Senior Vice
President -- Security. Prior to that, he held various positions with the Company since 1998, including most recently senior management positions in the security and fulfillment/operations areas.

     Mr. Giuliano has been Senior Vice President -- Government Relations since October 28, 1996. From April 1983 to October 1996, he was Vice
President -- Government Relations.

     Mr. Sheehan became Senior Vice President -- Chief Information Officer on October 14, 2004. Prior to that, he held the position of Vice President, Chief Information Officer from October 2000 to October 2004. From June 1999 to September 2000 he was Chief Information Officer at Acsys Inc., a professional staffing and workforce solutions company. Prior to that, from January 1997 to May 1999, he was Director of SAP Application Development at the Coca-Cola Company.

     Mr. Hutter became Vice President, Treasurer and Investor Relations on October 28, 1999 and assumed responsibility of Financial Planning and Analysis on November 19, 2003. Prior to that, he held various positions with the Company since 1993, including most recently Vice President, Assistant Treasurer and Investor Relations from October 1998 to October 1999.

     Mr. Speridakos became Vice President and Controller on April 1, 2002. Prior to that, he held the position of Vice President and Assistant Controller from October 2001 to March 2002. From June 2000 to June 2001, he was Chief Financial Officer of Aluminium.com. Prior to that, he worked for Geller & Co., servicing Bloomberg L.P. from June 1998 to March 2000.

     The Company is not aware of any family relationships between any of the foregoing officers and any of the Company's directors. Each of the foregoing officers holds such office until his or her successor shall have been duly chosen and qualified, or until his earlier resignation or removal.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included under the captions "Executive Compensation", "Corporate Governance", "Compensation and Nomination Committee Report" and "Company Financial Performance" of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

     The following table presents information regarding the Company's equity compensation plans at September 25, 2004:

                                                                                          NUMBER OF SECURITIES
                                         NUMBER OF SECURITIES        WEIGHTED AVERAGE     REMAINING AVAILABLE
                                      TO BE ISSUED UPON EXERCISE    EXERCISE PRICE OF     FOR FUTURE ISSUANCE
                                       OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,       UNDER EQUITY
PLAN CATEGORY                            WARRANTS AND RIGHTS       WARRANTS AND RIGHTS     COMPENSATION PLANS
-------------                         --------------------------   --------------------   --------------------
Equity compensation plans approved
  by shareholders(a)................          2,553,648                   $24.77               1,173,000
Equity compensation plans not
  approved by shareholders..........                 --                       --                      --
                                              ---------                   ------               ---------
Total...............................          2,553,648                   $24.77               1,173,000
                                              =========                   ======               =========

---------------

(a) Includes the 1998 Incentive Compensation Plan and the 1990 Non-Employee Directors' Restricted Stock Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this item is included under the caption "Principal Accounting Fees and Services" of ADVO's Proxy Statement and is incorporated herein by reference and made a part hereof.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)Financial Statements. See the Index to Financial Statements and Financial Statement Schedules on page 18.

       (2)Financial Statement Schedules. See the Index to Financial Statements and Financial Statement Schedules on page 18.

       (3)Exhibits.  The following is a list of the exhibits to this Report:

  EXHIBIT
    NO.                         EXHIBIT                                      WHERE LOCATED
  -------                       -------                                      -------------
 3(a)        Certificate of Amendment of Restated            Incorporated by reference to Exhibit 3(a) to
             Certificate of Incorporation of ADVO.           the Company's Quarterly Report on Form 10-Q
                                                             for the quarter ended December 27, 2003.

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

10(c)        Employment Agreement dated July 31, 1998        Incorporated by reference to Exhibit 10(m) to
             between ADVO and Gary M. Mulloy.*               the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 26, 1998.

10(d)        Executive Severance Agreements dated October    Incorporated by reference to Exhibit 10(n) to
             17, 1995 between ADVO and the executive         the Company's Annual Report on Form 10-K for
             officers named therein.*                        the fiscal year ended September 26, 1998.

10(e)        1998 Incentive Compensation Plan.*              Incorporated by reference to Exhibit A to the
                                                             Company's definitive Proxy Statement for the
                                                             annual meeting held on January 21, 1999.

  EXHIBIT
    NO.                         EXHIBIT                                      WHERE LOCATED
  -------                       -------                                      -------------

10(f)        Executive Severance Agreement dated September   Incorporated by reference to Exhibit 10(q) to
             20, 1999 between ADVO and John S. Dearing.*     the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 25, 1999.

10(g)        Executive Severance Agreement dated September   Incorporated by reference to Exhibit 10(r) to
             27, 1999 between ADVO and Christopher T.        the Company's Annual Report on Form 10-K for
             Hutter.*                                        the fiscal year ended September 25, 1999.

10(h)        The ADVO Deferred Compensation Plan.*           Incorporated by reference to Exhibit 4(a) of
                                                             the Company's Form S-8 filed on October 6,
                                                             2000.

10(i)        Executive Severance Agreement dated January     Incorporated by reference to Exhibit 10(p) to
             4, 1999 between ADVO and Donald E. McCombs.*    the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 30, 2000.

10(j)        Executive Severance Agreement dated July 10,    Incorporated by reference to Exhibit 10(q) to
             2000 between ADVO and Stephanie Molnar.*        the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 30, 2000.

10(k)        Executive Severance Agreement dated August      Incorporated by reference to Exhibit 10(s) to
             14, 2000 between ADVO and Edwin L. Harless.*    the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 30, 2000.

10(l)        Executive Severance Agreement dated September   Incorporated by reference to Exhibit 10(u) to
             5, 2001 between ADVO and John D. Speridakos.*   the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 28, 2002.

10(m)        Trust Agreement between ADVO and Fidelity       Incorporated by reference to Exhibit 10 to
             Management Trust Company for the ADVO, Inc.     the Company's Quarterly Report on Form 10-Q
             Executive Deferred Compensation Plan Trust      for the quarter ended March 29, 2003.
             dated January 2, 2003.*

10(n)        Amended 1990 Non-Employee Directors             Incorporated by reference to Exhibit 10(u) to
             Restricted Stock Plan.*                         the Company's Annual Report on Form 10-K for
                                                             the fiscal year ended September 27, 2003.

10(o)        Credit Agreement dated December 4, 2003         Incorporated by reference to Exhibit 10(v) to
             between ADVO and a syndicate of banks led by    the Company's Annual Report on Form 10-K for
             JPMorgan Chase Bank as Administrative Agent.    the fiscal year ended September 27, 2003.

10(p)        ADVO, Inc. $125,000,000 Note Purchase           Incorporated by reference to Exhibit 10(w) to
             Agreement with private lenders dated December   the Company's Annual Report on Form 10-K for
             4, 2003.                                        the fiscal year ended September 27, 2003.

10(q)        Severance Agreement dated January 8, 2004       Incorporated by reference to Exhibit 10(a) to
             between ADVO and A. Brian Sanders.*             the Company's Quarterly Report on Form 10-Q
                                                             for the quarter ended December 27, 2003.

10(r)        Severance Agreement dated January 29, 2004      Incorporated by reference to Exhibit 10(b) to
             between ADVO and B. Kabe Woods.*                the Company's Quarterly Report on Form 10-Q
                                                             for the quarter ended December 27, 2003.

  EXHIBIT
    NO.                         EXHIBIT                                      WHERE LOCATED
  -------                       -------                                      -------------


10(s)        Employment Agreement dated June 15, 2004        Incorporated by reference to Exhibit 10 to
             between ADVO and Bobbie Gaunt.*                 the Company's Quarterly Report on Form 10-Q
                                                             for the quarter ended June 26, 2004.

10(t)        Separation Agreement dated June 14, 2004        Incorporated by reference to Exhibit 10 to
             between ADVO and Gary Mulloy.*                  the Company's Form 8-K dated June 14, 2004.

10(u)        Employment Agreement dated October 11, 2004     Incorporated by reference to Exhibit 10.1 to
             between ADVO and S. Scott Harding.*             the Company's Form 8-K dated October 11,
                                                             2004.

10(v)        Amended Employment Agreement dated October      Incorporated by reference to Exhibit 10.2 to
             10, 2004 between ADVO and Bobbie Gaunt.*        the Company's Form 8-K dated October 11,
                                                             2004.

10(w)        Amendment No. 1 to Employment Agreement dated   Incorporated by reference to Exhibit 10.1 to
             November 5, 2004 between ADVO and S. Scott      the Company's Form 8-K dated November 5,
             Harding.*                                       2004.

10(x)        Executive Severance Agreement dated September   Filed herewith.
             18, 2000 between ADVO and Daniel J. Sheehan.*

10(y)        Executive Severance Agreement dated July 19,    Filed herewith.
             2004 between ADVO and Donald S. Schneider.*

13           2004 Annual Report to Stockholders.             Furnished herewith; however, such report,
                                                             except for those portions thereof which are
                                                             expressly incorporated by reference into this
                                                             Annual Report on Form 10-K, is for the
                                                             information of the Commission and is not
                                                             deemed "filed."

21           Subsidiaries of the Registrant.                 Filed herewith.

23           Consent of Independent Auditors.                Filed herewith.

24           Power of Attorney.                              See signature page.

31(a)        Certification of Chief Executive Officer        Filed herewith.
             pursuant to Rule 13a-14(a) of the Securities
             Exchange Act.

31(b)        Certification of Acting Chief Financial         Filed herewith.
             Officer pursuant to Rule 13a-14(a) of the
             Securities Exchange Act.

32           Certification of Chief Executive Officer and    Filed herewith.
             Acting Chief Financial Officer pursuant to 18
             U.S.C. Section 1350 as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of
             2002.

---------------

* Management contract or compensatory plan required to be filed as an exhibit pursuant to item 14(c) of this report.

     (b) Reports on Form 8-K.

     The following reports on Form 8-K were filed during or subsequent to the fourth quarter of fiscal 2004:

     1) Current Report on Form 8-K dated December 6, 2004, reporting under Item 8.01, the Company's newspaper alliance with Paddock Publications' Daily Herald.

     2) Current Report on Form 8-K dated November 18, 2004, reporting under Item 7.01, Regulation FD Disclosure.

     3) Current Report on Form 8-K dated November 5, 2004, reporting under Item
        1.01 an amendment to S. Scott Harding's Employment Agreement.

     4) The Company furnished a Current Report on Form 8-K dated October 21, 2004, which reported the Company's earnings press release for the fourth quarter and year ended September 25, 2004.

     5) Current Report on Form 8-K dated October 11, 2004 reporting under Items 1.01, 5.02, 8.01 the following:

        - Election of S. Scott Harding as Chief Executive Officer effective October 15, 2004,

        - Election of S. Scott Harding as director to the Company's Board of Directors effective October 15, 2004, and

        - Announcement of Bobbie Gaunt's resignation as Interim CEO effective the close of business on October 14, 2004.

     6) Current Report on Form 8-K dated October 5, 2004 reporting under Item
        8.01 the Company's expansion of advertising programs in Southern California, Pittsburgh and Raleigh-Durham metropolitan areas, respectively.

     7) Current Report on Form 8-K dated October 1, 2004 reporting under Item
        8.01 the Company's recently adopted Policy on Fair Disclosure to Investors.

     8) Current Report on Form 8-K dated August 23, 2004 reporting under Item
        8.01 the Company's expansion of advertising programs in three major markets.

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

Date: December 9, 2004

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





December 9, 2004    /s/ S. SCOTT HARDING                          Chief Executive Officer and
                    ------------------------------------------    Director (Principal Executive
                    S. Scott Harding                              Officer)




December 9, 2004    /s/ DONALD E. MCCOMBS                         Executive Vice President,
                    ------------------------------------------    President -- Operations Group and
                    Donald E. McCombs                             Acting Chief Financial Officer
                                                                  (Principal Financial Officer)




December 9, 2004    /s/ JOHN D. SPERIDAKOS                        Vice President and Controller
                    ------------------------------------------    (Principal Accounting Officer)
                    John D. Speridakos




December 9, 2004    /s/ TODD BROWN                                Director
                    ------------------------------------------
                    Todd Brown




December 9, 2004    /s/ DAVID F. DYER                             Director
                    ------------------------------------------
                    David F. Dyer




December 9, 2004    /s/ BOBBIE GAUNT                              Director
                    ------------------------------------------
                    Bobbie Gaunt




December 9, 2004    /s/ KAREN KAPLAN                              Director
                    ------------------------------------------
                    Karen Kaplan




December 9, 2004    /s/ JOHN J. MAHONEY                           Chairman of the Board and
                    ------------------------------------------    Director
                    John J. Mahoney




December 9, 2004    /s/ HOWARD H. NEWMAN                          Director
                    ------------------------------------------
                    Howard H. Newman

                                   ADVO, INC.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting Firm.....    *
Consolidated Statements of Operations for the years ended
  September 25, 2004, September 27, 2003, and September 28,
  2002......................................................    *
Consolidated Balance Sheets at September 25, 2004 and
  September 27, 2003........................................    *
Consolidated Statements of Cash Flows for the years ended
  September 25, 2004, September 27, 2003, and September 28,
  2002......................................................    *
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended September 25, 2004, September 27,
  2003, and September 28, 2002..............................    *
Notes to Consolidated Financial Statements..................    *
Consolidated Schedules
  II -- Valuation and Qualifying Accounts...................   19
  All other schedules have been omitted since the required
     information is not present.

---------------

* Incorporated herein by reference from pages 28 to 44 of the ADVO, Inc. 2004 Annual Report to Stockholders.

                                   ADVO, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

              COLUMN A                 COLUMN B           COLUMN C              COLUMN D       COLUMN E
              --------                ----------   -----------------------     ----------     ----------
                                                          ADDITIONS
                                                   -----------------------
                                      BALANCE AT   CHARGED TO   CHARGED TO     DEDUCTIONS     BALANCE AT
                                      BEGINNING    COSTS AND      OTHER           FROM          END OF
            DESCRIPTION               OF PERIOD     EXPENSES     ACCOUNTS       RESERVES        PERIOD
            -----------               ----------   ----------   ----------     ----------     ----------
Year ended September 28, 2002:
Allowances for sales adjustments....   $ 2,759       $   --       $8,277 (b)    $ 7,518        $ 3,518
Allowances for doubtful accounts....     3,326        8,086           --          7,766(a)       3,646
Accumulated amortization
  intangibles.......................     8,404          363           --             --          8,767
                                       -------       ------       ------        -------        -------
                                       $14,489       $8,449       $8,277        $15,284        $15,931
                                       =======       ======       ======        =======        =======
Year ended September 27, 2003:
Allowances for sales adjustments....   $ 3,518       $   --       $7,976 (b)    $ 8,773        $ 2,721
Allowances for doubtful accounts....     3,646        3,645         (905)(c)      4,276(a)       2,110
Allowances for notes receivable.....        --          181          905 (c)        253            833
Accumulated amortization
  intangibles.......................     8,767          370           --             --          9,137
                                       -------       ------       ------        -------        -------
                                       $15,931       $4,196       $7,976        $13,302        $14,801
                                       =======       ======       ======        =======        =======
Year ended September 25, 2004:
Allowances for sales adjustments....   $ 2,721       $   --       $9,665 (b)    $ 9,188        $ 3,198
Allowances for doubtful accounts....     2,110        5,687          (98)         5,668(a)       2,031
Allowances for notes receivable.....       833        1,150          260            506          1,737
Accumulated amortization
  intangibles.......................     9,137            3           --             --          9,140
                                       -------       ------       ------        -------        -------
                                       $14,801       $6,840       $9,827        $15,362        $16,106
                                       =======       ======       ======        =======        =======

---------------

(a) Write-off of uncollectible accounts, net of recoveries on accounts previously written off.

(b)  Reduction of revenues.

(c)  Reflects the reclassification of accounts receivable to notes receivable.