Form 10-Q
period 2004-12-25
ADVO INC
filed 2005-02-03
CIK 801622

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 25, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 1-11720

ADVO, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-0885252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Targeting Centre, Windsor, CT	06095
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (860) 285-6100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

As of January 22, 2005 there were 31,162,118 shares of common stock outstanding.

ADVO, Inc.

Index to Quarterly Report

on Form 10-Q

Quarter Ended December 25, 2004

ADVO, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 25, 2004	September 25, 2004
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$15,213	$30,284
Accounts receivable, net	177,898	149,606
Inventories	3,052	2,123
Prepaid expenses and other current assets	7,537	7,788
Deferred income taxes	16,229	15,484

Total current assets	219,929	205,285

Property, plant and equipment	382,369	374,139
Less accumulated depreciation and amortization	(204,971)	(196,202)

Net property, plant and equipment	177,398	177,937

Investment in deferred compensation plan	14,452	12,800
Goodwill	22,548	22,514
Other assets	6,681	8,873

TOTAL ASSETS	$441,008	$427,409

LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	47,897	51,880
Accrued compensation and benefits	33,293	28,050
Customer advances	8,817	8,650
Federal and state income taxes payable	8,076	3,405
Other current liabilities	23,506	24,088

Total current liabilities	121,589	116,073

Long-term debt	124,866	125,159
Deferred income taxes	24,586	25,330
Deferred compensation plan	15,681	13,821
Other liabilities	5,432	5,205

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value (Authorized 5,000,000 shares, none issued)	—	—
Common stock, $.01 par value (Authorized 80,000,000 shares, issued 31,171,173 and 31,020,658 shares, respectively)	312	310
Additional paid-in capital	164,503	160,145
Unamortized deferred compensation	(3,569)	(1,879)
Accumulated deficit	(4,373)	(9,073)

	156,873	149,503

Less shares of common stock held in treasury, at cost	(6,772)	(6,547)
Less shares of common stock held in deferred compensation trust	(1,230)	(1,021)
Accumulated other comprehensive loss	(17)	(114)

Total stockholders’ equity	148,854	141,821

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$441,008	$427,409

See Accompanying Notes.

ADVO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three months ended
	December 25, 2004	December 27, 2003
Revenues	$350,053	$302,377
Costs and expenses:
Cost of sales	268,726	221,358
Selling, general and administrative	65,337	60,662
Provision for bad debts	1,844	599

Operating income	14,146	19,758

Interest expense	(1,546)	(1,384)
Debt issue costs associated with debt retirement	—	(1,401)
Equity earnings in joint ventures	655	682
Other expense, net	(155)	(134)

Income before income taxes	13,100	17,521

Provision for income taxes	5,011	6,308

Net income	$8,089	$11,213

Basic earnings per share	$0.26	$0.37

Diluted earnings per share	$0.26	$0.37

Dividends declared per share	$0.11	$0.11

Weighted average basic shares	30,729	29,939
Weighted average diluted shares	31,133	30,447

See Accompanying Notes.

ADVO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended
	December 25, 2004	December 27, 2003
Cash flows from operating activities:
Net income	$8,089	$11,213
Adjustments to reconcile net income to net cash flows (used) provided by operating activities:
Depreciation	9,280	9,516
Amortization of intangibles and deferred compensation	737	343
Amortization of debt issue costs	138	211
Deferred income taxes	(1,503)	1,237
Provision for bad debts	1,844	599
Equity earnings from joint ventures	(655)	(682)
Debt issue costs associated with debt retirement	—	1,401
Other	4	13
Change in operating assets and liabilities, Net of effects of acquisitions:
Accounts receivable	(30,053)	(13,864)
Inventories	(926)	(423)
Prepaid expenses and other current assets	249	540
Investment in deferred compensation plan	(447)	(413)
Other assets	2,133	2,001
Accounts payable	(4,043)	(2,141)
Accrued compensation and benefits	5,230	802
Deferred compensation plan	447	413
Customer advances	165	780
Federal and state income taxes payable	4,944	(3,045)
Other liabilities	(623)	4,383

Net cash (used) provided by operating activities	(4,990)	12,884

Cash flows from investing activities:
Acquisition of property, plant and equipment	(8,768)	(13,950)
Proceeds from disposals of property, plant and equipment	30	68
Distributions from equity joint ventures	577	525

Net cash used by investing activities	(8,161)	(13,357)

Cash flows from financing activities:
Revolving line of credit - net	—	(25,000)
Payments on term loan	—	(101,250)
Proceeds on private placement notes	—	125,000
Proceeds from exercise of stock options	1,653	1,861
Treasury stock transactions	(225)	(2,159)
Payment of debt issue costs	—	(2,173)
Cash dividends paid	(3,378)	(3,291)

Net cash used by financing activities	(1,950)	(7,012)

Effect of exchange rate changes on cash and cash equivalents	30	34

Change in cash and cash equivalents	(15,071)	(7,451)
Cash and cash equivalents at beginning of period	30,284	17,012

Cash and cash equivalents at end of period	$15,213	$9,561

Noncash activities:
Unrealized gain (loss) on derivative instruments	30	(37)
Deferred compensation plan investment gains	1,412	1,191

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

Operating results for the three-month period ended December 25, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 24, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO’s annual report on Form 10-K for the fiscal year ended September 25, 2004.

2. New accounting pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No.123R (“SFAS 123R”), Share-Based Payment, which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. Note 5, “Stock-Based Compensation”, within this Quarterly Report on Form 10-Q, contains pro forma disclosures regarding the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation using the Black-Scholes option-pricing method. The actual impact to our financial statements upon adoption of the SFAS 123R could differ from the pro-forma information included in Note 5, due to differences in the option-pricing models used, estimates and assumptions, and options to be included in the calculation upon adoption. SFAS 123R is effective for all periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year is permitted, but not required. The Company has not yet adopted this pronouncement and is currently evaluating the new standard and models which may be used to calculate future stock-based compensation expense.

3. Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in a company’s equity other than from transactions with the company’s owners. The Company’s comprehensive income was as follows:

	Three months ended
(In thousands)	December 25, 2004	December 27, 2003
Net income	$8,089	$11,213
Other comprehensive income:
Unrealized gain (loss) on derivative instruments	30	(37)
Foreign currency translation adjustment	67	51

Total comprehensive income	$8,186	$11,227

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

	Three months ended
(In thousands, except per share data)	December 25, 2004	December 27, 2003
Net income	$8,089	$11,213

Weighted average basic shares	30,729	29,939

Effect of dilutive securities:
Stock options	329	458
Restricted stock	75	50

Dilutive potential basic shares	404	508

Weighted average diluted shares	31,133	30,447

Basic earnings per share	$0.26	$0.37

Diluted earnings per share	$0.26	$0.37

5. Stock – Based Compensation

The Company maintains several stock-based compensation plans relating to stock options. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Aside from the amortization of restricted stock awards, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As required under Statement No. 123, “Accounting for Stock-Based Compensation,” and Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” the pro forma effects of stock-based compensation on net income and earnings per share have been estimated at the date of grant using the Black-Scholes option-pricing model, as follows:

	Three months ended
(In thousands, except per share data)	December 25, 2004	December 27, 2003
Net income, as reported	$8,089	$11,213

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(894)	(983)

Pro forma net income	$7,195	$10,230

Earnings per share:
Basic – as reported	$0.26	$0.37
Basic – pro forma	$0.23	$0.34

Diluted – as reported	$0.26	$0.37
Diluted – pro forma	$0.23	$0.34

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the stock options’ vesting periods, ranging from one to four years. The pro forma effect on net income and related earnings per share may not be representative of the future years’ impact since the terms and conditions of new grants may vary from the current terms.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS

REVENUES For the first quarter of fiscal 2005 revenues increased $47.7 million, representing revenue growth of 15.8% over the first quarter of fiscal 2004. This revenue improvement was driven by volume growth in the Company’s shared advertising products, attained through increased business in existing markets and increased frequency of mailings in response to client demand. Toward the end of the prior fiscal year, the Company announced market expansions by offering additional advertising programs on alternative days of the week in Southern California and Pittsburgh. These market expansions also included Raleigh-Durham and the rural Shared Expansion Zone (“SEZ”) program. The Company believes these programs represent opportunities for future growth because they offer the Company’s targeting capabilities to advertisers who prefer delivery on alternative days of the week and allow the Company to offer these markets to national clients.

Growth in shared advertising packages and shared advertising pieces delivered drove the revenue volume growth associated with the augmented business in existing markets and the new market expansion programs. Shared advertising packages increased 21.5% to 1.047 billion packages and total shared advertising pieces delivered increased 17.5% to 8.3 billion pieces for the first quarter of fiscal 2005 over the first quarter of fiscal 2004. The Company’s market expansion programs increased the overall number of shared advertising packages delivered and, as expected, decreased the average number of pieces per package during the first quarter. Lower pieces per package are traditionally experienced during the startup of expansion efforts. Average pieces per package were 7.9 for the first quarter of fiscal 2005 decreasing 3.3% over the same prior year period. The 3.5 average pieces per package for the expansion efforts led to the decline. Total shared advertising packages and pieces delivered under the new market expansion programs were 137.6 million packages and 477.4 million pieces. Excluding the effect of these new programs total shared advertising packages increased 5.6%, total shared advertising pieces increased 10.8%, and average pieces per package increased 4.9%.

OPERATING EXPENSES For the three months ended December 25, 2004, cost of sales was $268.7 million, increasing $47.4 million, or 21.4%, from the comparable period of the prior year. Cost of sales as a percentage of revenue increased 3.6 percentage points to 76.8% for the first quarter of the current year when compared to the same quarter of the prior year. This increase was primarily attributed to costs associated with the volume growth in shared advertising packages and pieces delivered, including the new market expansions programs. These costs included higher distribution costs, predominately postage costs, up 21.8%, higher printing costs up 30.5% and higher production costs up 23.4% over the same prior year period. Included in cost of sales is $18.8 million of increased distribution expense resulting from the packages and pieces mailed under the Company’s new market expansion programs. A key component of the higher distribution costs is the underutilized postage costs as a result of the lower pieces per package delivered in the new expansion programs. The Company believes it will continue to incur higher distribution costs and related costs as a result of the new market expansion programs and underutilized postage expense.

Selling, general and administrative costs, including the provision for bad debts (“SG&A costs”) were $67.2 million for the current quarter increasing $5.9 million, or 9.7%, from the prior year’s quarter. SG&A costs as a percentage of revenue, was 19.2% for the first quarter of fiscal 2005 versus 20.3% for the same quarter of fiscal 2004. This increase was primarily related to increases in commission expense, sales support and related benefits associated with the revenue growth. In the first quarter of the prior year the Company experienced lower bad debt expense due to lower trended write-offs. However, in the current quarter the Company returned to historical levels as bad debt expense increased $1.2 million over the prior year’s quarter. Also contributing to the increase

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

in SG&A costs in the first quarter of fiscal 2005 were higher incentive compensation and benefits costs over the prior year’s quarter offset to a degree by consulting costs the Company incurred in fiscal 2004’s first quarter that were absent in fiscal 2005’s first quarter.

OPERATING INCOME For the first quarter of fiscal 2005, the Company reported operating income of $14.1 million versus $19.8 million for the first quarter of fiscal 2004. During the first quarter, the Company expectedly incurred additional distribution expense related to the new market expansion programs. These additional distribution costs were the primary factor influencing the comparative $5.6 million decrease in reported operating income.

INTEREST EXPENSE For the first quarter of fiscal 2005, interest expense was $1.5 million, increasing $0.2 million from the same period in the prior year due to slightly higher interest rates in the current quarter.

In the first quarter of the prior fiscal year, the Company replaced its existing credit facilities, term loan and revolving line of credit, with private placement notes and a new bank revolver and wrote off $1.4 million of unamortized debt issue costs associated with the previous credit facilities in accordance with applicable accounting rules.

INCOME TAXES The Company’s effective tax rate for the first quarter of fiscal 2005 was 38.3% versus 36% in the prior year quarter. The lower rate in the prior quarter was primarily due to a reduction in the Company’s tax liability. The Company expects the effective income tax rate for the remainder of fiscal 2005 to be between 38% and 39%.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes selected measures of liquidity and capital resources.

(in millions except working capital ratio)	December 25, 2004	September 25, 2004
Cash and cash equivalents	$15.2	$30.3
Working capital	98.3	89.2
Working capital ratio	1.81	1.77
Total debt	124.9	125.2

The Company’s primary source of liquidity has been cash and cash equivalents and cash generated from operating activities. The Company also has unused commitments under its revolving line of credit that may be used to fund operating activities.

The Company’s cash and cash equivalents consist of bank balances and short-term investment funds. These investments have a high degree of liquidity and the maturities of these funds do not exceed three months. The management of cash is carefully controlled both to optimize returns on cash balances and to ensure that it is readily available to meet the Company’s operating requirements as they arise. The amount of cash on hand and borrowing available under the credit facilities are influenced by a number of factors, including fluctuations in the Company’s operating results, revenue growth, accounts receivable collections, the level of capital expenditures, cash requirements related to financing instruments, vendor terms, and the timing of tax and other payments.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Based on current earnings projections and the prevailing economic conditions for customer demand, the Company believes that over the next 12 months it will have sufficient liquidity from cash and cash equivalents, cash flow from operating activities, and borrowings from unused commitments on its revolving line of credit to fund its operations and working capital requirements as currently planned, its capital plan expenditures, interest payments on its indebtedness, contractual obligations, investments in additional advertising programs and anticipated quarterly cash dividends.

SOURCES AND USES OF CASH

As of December 25, 2004, cash and cash equivalents were $15.2 million, decreasing $15.1 million from cash and cash equivalents at September 25, 2004. This decrease was due to net cash used for the following: operating activities of $5.0 million; investing activities of $8.2 million; and financing activities of $1.9 million.

OPERATING ACTIVITIES

Net cash used by operating activities for the three months ended December 25, 2004 was $5.0 million versus net cash provided by operating activities of $12.9 million for the three months ended December 27, 2003. The Company’s earnings, which are the primary driver of cash generated from operating activities, decreased $3.1 million contributing in part to the decrease in cash generated from operating activities. Other items contributing to the decrease were non-cash charges in deferred income taxes, the provision for bad debts, the write-off of debt issue costs associated with the debt refinancing in the first quarter of fiscal 2004 and cash used for working capital requirements.

For the three months ended December 25, 2004 the Company’s principal working capital requirements, which affected net cash used by operating activities, were as follows:

•	An increase in accounts receivable primarily due to the 20% revenue growth for the month of December compared to the same month of the prior year. The revenue growth was attributable to the growth in shared advertising pieces and packages;

•	A decrease in accounts payable due to the timing of vendor payments;

•	An increase in accrued compensation and benefits due to higher incentive compensation, benefits and payroll tax related items; and

•	An increase in federal and state taxes payable due to the timing of tax payments.

For the three months ended December 27, 2003 the Company’s principal working capital requirements, which affected net cash provided by operating activities, were as follows:

•	An increase in accounts receivable due to improved revenue results in the prior year’s quarter and the timing of customer receipts during the last week of December,

•	decreases in income taxes payable and accounts payable due to timing of federal tax payments and vendor payments, respectively, and

•	increases in various components of accrued other liabilities, such as other taxes, service contracts and interest rate swap valuation.

INVESTING ACTIVITIES

Investing activities for the three months ended December 25, 2004 were $8.2 million versus $13.4 million for the three months ended December 27, 2003 and were predominately attributable to capital expenditures. The decrease in investing activities year-over-year was the result of the Company not incurring costs for the construction of its new production facility which began in the prior year’s quarter.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Capital expenditures of $8.8 million for the first quarter of fiscal 2005 consisted mainly of:

•	$2.8 million for the deployment of Alphaliners (computerized mail sorters) and other production equipment;

•	$1.5 million for leasehold improvements at certain production facilities; and

•	$3.8 million related to the development of software for the Company’s service delivery redesign project that will upgrade current software applications.

Capital expenditures for the first quarter of fiscal 2004 totaled $14.0 million and primarily included:

•	$2.7 million for the deployment of Alphaliners (computerized mail sorters) and other production equipment;

•	$4.4 million for land and construction costs incurred as a result of the relocation of the Company’s Hartford, Connecticut production facility; and

•	$5.5 million related to the development of software for the Company’s service delivery redesign project.

The Company’s fiscal 2005 capital plan estimates expenditures for the entire year to be approximately $50.0 million. Historically, cash from operating activities has been sufficient to cover the financing of these capital expenditures. The Company expects this trend will continue and that the combination of cash from operating activities and unused commitments under its revolving line of credit will be sufficient to cover future capital expenditures.

FINANCING ACTIVITIES

Net cash used for financing activities was $2.0 million for the first quarter of fiscal 2005 versus $7.0 million for the first quarter of fiscal 2004. The decrease in financing activities year-over-year is a result of the debt refinancing activities that took place in the prior year’s quarter.

Financing activities for the first quarter of fiscal 2005 included $1.7 million in proceeds from the exercise of stock options, $0.2 million of treasury stock transactions pursuant to elections made by employees to satisfy tax withholding requirements and $3.4 million for the quarterly cash dividend.

In the prior year’s first quarter the Company replaced its existing credit facilities, term loan and revolving line of credit with new credit agreements totaling $275 million, consisting of senior secured notes and a revolving line of credit. This debt activity is reflected in financing activities in the prior year’s first quarter as follows:

•	the net effect of the payment of the term loan and the borrowing of the senior secured notes;

•	new repayments on the revolving line of credit; and

•	the payment of $2.2 million of debt issue costs.

Other financing activities in the first quarter of fiscal 2004 included $1.9 million in proceeds from the exercise of stock options, $2.2 million of treasury stock transactions pursuant to elections made by employees to satisfy tax withholding requirements and $3.3 million for the quarterly cash dividend.

The Company’s credit agreements total $275 million and include the private placement of $125 million senior secured notes with several institutional investors and a $150 million revolving line of credit (“revolver”) with a syndicate of banks.

The senior secured notes consist of $65 million notes at a fixed interest rate of 5.71% (Series A Notes) and $60 million notes at a variable interest rate at LIBOR rate plus 0.92% (Series B Notes). The senior secured notes have a ten-year life and mature in December 2013. Interest is payable semi-annually on the Series A and quarterly on the Series B Notes.

The revolver has a four-year life and remains available until maturity in December 2007. The revolver bears interest, at the Company’s option, equal to the LIBOR rate or to the bank’s base rate plus an applicable margin

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(based on certain financial ratios). The applicable margin ranges from 0.875% to 1.50% on the LIBOR rate and 0% to 0.50% on the base rate. Interest is payable quarterly or upon the maturity of the LIBOR contracts, whichever is shorter.

At December 25, 2004 the senior secured notes accounted for the entire outstanding debt balance. The Company anticipates it will be able to meet its debt obligations through funds generated from operations. During January 2005, the Company had net borrowings of $10.0 million under the revolving line of credit.

The Company pays fees on the unused commitments at a rate ranging from 0.20% to 0.40% depending on the Company’s debt ratio, as defined in the credit facility documents. At December 25, 2004, there was $138.4 million available for future borrowings and $11.6 million utilized by letters of credit under separate agreements related to the Company’s workers’ compensation program.

In the first quarter of the prior year, the Company capitalized $2.2 million of debt issue costs directly associated with the issuance of the new debt. These costs are included in other assets and are being amortized either over the ten-year life of the senior secured notes or over the four-year life of the revolver, whichever is applicable.

Under the terms of the senior secured notes and revolver, the Company is required to maintain certain financial ratios. In addition, the credit facilities also place restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as discussed in the Company’s Annual Report on Form 10-K for the year ended September 25, 2004.

The Company’s contractual obligations as of December 25, 2004 include the $125.0 million senior secured notes due in ten years. The amount of $124.9 million on the Consolidated Balance Sheet represents the carrying value of the debt which includes the fair value of the Company’s fixed to floating interest swap agreement at December 25, 2004.

Critical Accounting Policies

Critical accounting policies are defined as those that are most important to the portrayal of a company’s financial condition and results of operations and which require complex or subjective judgments or estimates. The most significant areas involving management estimates and assumptions are detailed below. Actual results could differ from those estimates under different assumptions and conditions. Historically, actual results have not differed significantly from the Company’s estimates.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectibility of its receivables on an ongoing basis taking into account a combination of factors. On a monthly basis, the Company conducts meetings to identify and review potential problems, such as a bankruptcy filing or deterioration in the customer’s financial condition, to ensure the Company is adequately accrued for potential loss. The Company also calculates a trended write-off of bad debts over a rolling twelve-month period and takes into account aging categories, historical trends and specific accounts. If a customer’s situation changes, such as bankruptcy or creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Valuation of goodwill and intangible assets

Goodwill represents the excess purchase price paid over the fair value of net assets acquired in connection with the purchase of a business. The Company is required to test goodwill annually for impairment. Impairment exists when the carrying amount of goodwill exceeds its fair market value. The Company’s goodwill impairment test was performed by comparing the net present value of projected cash flows to the carrying value of goodwill. The Company utilized discount rates determined by management to be similar with the level of risk in the current business model. The Company performed the annual impairment testing during the first quarter of fiscal 2005 and determined that no impairment of goodwill exists. Although not expected to change, if the assumptions the Company made regarding estimated cash flows, such as future operating performance and other factors used to determine the fair value, are less favorable than expected, the Company may be required to record an impairment charge.

Revenue Recognition

Revenues are recognized when persuasive evidence of a sales arrangement exists and when services are rendered. The Company’s services are considered rendered when all printing, sorting, labeling and ancillary services have been provided and the package has been accepted by the United States Postal Service. There is no risk pertaining to customer acceptance and the sales arrangement specifies a fixed and determinable price and collectibility is reasonably assured. The Company provides for a reserve against revenues for estimated claims resulting from billing adjustments and sales adjustments in the event of incorrect or untimely mailings of customers’ advertising material. The amount of this reserve is evaluated monthly taking into account historical trends, specific items and trended sales adjustments.

Self-Insurance Claims

The Company self-insures a significant portion of expected losses under its workers’ compensation program and medical benefits claims. The Company’s liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The workers’ compensation accrual is based on an analysis of historical data and independent actuarial estimates and is reviewed by the Company on a quarterly basis to ensure the liability is appropriate. Actuarial assumptions take into account claim-development factors based on loss history, economic conditions, the frequency or severity of claims, and settlement practices. The medical benefits claims accrual is based upon historical, trended claims and an independent actuarial estimate. The Company maintains stop loss coverage for medical benefits claims with a third party insurer to limit the Company’s total liability exposure. Unexpected changes in claim trends, including the severity and frequency of claims, actuarial estimates, and medical cost inflation could result in costs that are significantly different than initially reported. The Company believes these estimates are reasonable based on information currently available, however, the possibility exists that future claims-related liabilities could increase due to unforeseen circumstances.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These accounting estimates will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.

Significant estimates and assumptions include, in addition to those detailed above:

•	Depreciable lives of assets Depreciation is computed generally by the straight-line method over the estimated useful lives of the respective assets. The valuation and classification of these assets and the assignment of useful depreciable lives is based on the Company’s estimate of useful lives of similar assets.

•	Accrual for client incentives The Company bases its estimate for client incentives on the terms in the customer’s contract, future volume expectations for the client’s mailings and past historical trends of similar client incentives.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

•	Income taxes The Company’s future effective tax rate could be affected by changes in the valuation of deferred tax assets or liabilities or changes in federal or state tax laws or interpretations of the law. In addition, the Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company considers the effect of legislative developments and the outcome of IRS examinations when it updates its estimate of the quarterly tax rate.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No.123R (“SFAS 123R”), Share-Based Payment, which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. Note 5, “Stock-Based Compensation”, within this Quarterly Report on Form 10-Q, contains pro forma disclosures regarding the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation using the Black-Scholes option-pricing method. The actual impact to our financial statements upon adoption of the SFAS 123R could differ from the pro-forma information included in Note 5, due to differences in the option-pricing models used, estimates and assumptions, and options to be included in the calculation upon adoption. SFAS 123R is effective for all periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year is permitted, but not required. The Company has not yet adopted this pronouncement and is currently evaluating the new standard and models that may be used to calculate future stock-based compensation expense.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest expense is sensitive to changes in interest rates. In this regard, changes in interest rates affect the interest paid on its debt. To mitigate the impact of interest rate fluctuations, the Company maintains interest rate swap agreements.

The Company entered into one interest rate swap agreement with a notional amount of $25 million to swap a portion of the 5.71% fixed rate interest on the Company’s $65 million senior secured notes for variable rate interest. At December 25, 2004, the fair market value of this agreement was a loss of $0.1 million. This fair value hedge expires on December 4, 2013.

The Company entered into three separate four-year interest rate swap agreements with notional amounts totaling $25 million to swap a portion of the variable rate interest on the Company’s $60 million senior secured notes for fixed rate interest. The start and maturity dates of these cash flow hedge agreements are as follows:

Notional Amount	Start Date	Maturity Date
$8 million	12/04/04	12/04/08
$8 million	12/04/05	12/04/09
$9 million	12/04/06	12/04/10

At December 25, 2004, the fair market value of these agreements was a loss of $0.6 million.

If interest rates should change by 2 percentage points in fiscal 2005 from those rates in effect at December 25, 2004, interest expense would increase/decrease by approximately $1.2 million. These amounts are determined by considering the hypothetical interest rates on the Company’s borrowing cost. The sensitivity analysis also assumes no changes in the Company’s financial structure.

Forward Looking Statements

Except for the historical information stated herein, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties which could cause the Company’s actual results to differ materially from those in the forward looking statements. The Company’s business is promotional in nature, and ADVO serves its clients on a “just in time” basis. As a result, fluctuations in the amount, timing, pages and weight, and kinds of advertising pieces can vary significantly from week to week, depending on its customers’ promotional needs, inventories and other factors. In any particular quarter these transactional fluctuations are difficult to predict, and can materially affect the Company’s revenue and profit results. The Company’s business contains additional risks and uncertainties which include but are not limited to: general changes in customer demand and pricing, the possibility of consolidation throughout the retail sector, the impact of economic and political conditions on retail advertising spending and our distribution system, postal and paper prices, possible governmental regulation or legislation affecting aspects of the Company’s business, the efficiencies achieved with technology upgrades, the number of shares the Company will purchase in the future under its buyback program, fluctuations in interest rates related to the outstanding debt and other general economic factors.

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

We have adopted a Code of Business Ethics and Conduct that applies to all employees as well as our Board of Directors. The Code of Business Ethics and Conduct, as well as the Charters for the committees of our Board of Directors, the Audit Committee, Qualified Legal Compliance Committee, Corporate Governance Committee, Compensation and Nomination Committee and the Company’s Corporate Governance Guidelines, are posted on our website, www.advo.com. Effective January 20, 2005, the Board of Directors voted to restructure the committees of the Board. At that time, they decided to realign certain responsibilities and provide for a Nominating/Corporate Governance Committee and a Compensation Committee, in addition to the other standing committees of the Board. The charters of the realigned committees are in the process of being rewritten and will be posted on our website shortly. Copies of these documents posted on our website will be provided free of charge upon written request directed to Corporate Secretary, ADVO, Inc., One Targeting Centre, Windsor, CT, 06095.

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

The principal executive officer and principal financial officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c), were, as of the end of the period covered by this Quarterly Report on Form 10-Q, effective to ensure that information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. No change to the Company’s internal control over financial reporting occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Below is a summary of stock purchases made by the Company or on behalf of the Company for the quarter ended December 25, 2004.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program (1)	Total Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 2004
Employee transactions (2)	—	—	N/A	N/A
Deferred compensation plan (3)	190	$30.15	N/A	N/A

November 2004
Employee transactions (2)	15,080	$33.17	N/A	N/A
Deferred compensation plan (3)	1,070	$34.04	N/A	N/A

December 2004
Employee transactions (2)	—	—	N/A	N/A
Deferred compensation plan (3)	180	$35.26	N/A	N/A

Total shares purchased	16,520

(1)	In October 2003, the Company announced a stock buyback program allowing the repurchase of 1.5 million shares. Under the authorization, the Company can purchase shares on the open market. The stock buyback program does not have an expiration date. The Company purchased no shares under the program for the three months ended December 25, 2004. The maximum number of shares that may yet be purchased under the program is 1.5 million shares.
(2)	Includes shares attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options and shares withheld to satisfy tax withholding obligations upon release of restricted shares.
(3)	The Company has a non-qualified deferred compensation plan (“plan”) that provides participants the option to invest in several investment opportunities one of which is the ADVO Stock Fund. These shares of ADVO stock are purchased by the plan’s trustee on the open market.

Item 4. Submission of Matters to a Vote of Security Holders

At the 2005 Annual Meeting of Stockholders of ADVO, Inc., held on January 20, 2005 the following matters were submitted to a vote of the stockholders:

1.	The election of eight directors to serve until the Annual Meeting of Stockholders in 2006.

2.	The ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending September 24, 2005.

The Stockholders affirmatively voted to elect each of the director nominees to the Board of Directors and to approve the proposal to ratify the appointment of the Company’s external auditors. For a list of the directors elected and the votes cast for and against each of the proposals, reference is made to Exhibit No. 22, Report of Inspectors of Election for ADVO, Inc.’s Annual Meeting, attached hereto.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Index

Exhibit No.	Exhibits Included Within:
22	Report of Inspectors of Election for ADVO, Inc.’s Annual Meeting.

31(a)	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – S. Scott Harding.

31(b)	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Donald E. McCombs.

32	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – S. Scott Harding and Donald E. McCombs.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during or subsequent to the first quarter of fiscal 2005.

1)	A report on Form 8-K dated October 1, 2004 reporting under Item 8.01, the Company’s recently adopted Policy on Fair Disclosure to Investors.

2)	A report on Form 8-K dated October 5, 2004 reporting under Item 8.01, the Company’s announcement that supermarket chains Albertsons, Giant Eagle and Food Lion will anchor three recently announced advertising programs in Southern California, Pittsburgh and Raleigh-Durham metropolitan areas.

3)	A report on Form 8-K dated October 11, 2004 reporting the following:

•	Item 1.01, the election of S. Scott Harding as Chief Executive Officer (“CEO”) effective October 15, 2004.

•	Item 5.02, the election of S. Scott Harding as director to the Company’s Board of Directors effective October 15, 2004.

•	Item 8.01, the resignation of the Interim CEO, Bobbie Gaunt, effective on the close of business on October 14, 2004.

4)	A report on Form 8-K dated November 5, 2004 reporting under Item 1.01, an amendment to S. Scott Harding’s Employment Agreement.

5)	A report on Form 8-K dated November 18, 2004 reporting under Item 7.01, Regulation FD Disclosure.

6)	A report on Form 8-K dated December 6, 2004 reporting under Item 8.01, the Company’s Press Release announcing an alliance between the Company and Paddock Publications’ Daily Herald.

7)	A report on Form 8-K dated December 13, 2004 reporting under Item 5.02, the election of Charles M. Herington to the Company’s Board of Directors effective December 13, 2004.

8)	A report on Form 8-K dated December 13, 2004 reporting under Item 1.01, the Company’s current Fact Sheet for New Directors provided to Charles M. Herington.

9)	A report on Form 8-K dated January 20, 2005 reporting under Item 2.02, the Company earnings for the first quarter ended December 25, 2004.

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVO, Inc.

Date: February 3, 2005	By:	/s/ JOHN D. SPERIDAKOS
John D. Speridakos
Vice President and Controller
Principal Accounting Officer