Form 10-Q
period 2005-03-26
ADVO INC
filed 2005-05-05
CIK 801622

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 26, 2005

or

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

As of April 23, 2005 there were 31,268,111 shares of common stock outstanding.

ADVO, Inc.

Index to Quarterly Report

on Form 10-Q

Quarter Ended March 26, 2005

ADVO, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 26, 2005	September 25, 2004
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$35,813	$30,284
Accounts receivable, net	158,916	149,606
Inventories	2,497	2,123
Prepaid expenses and other current assets	8,099	7,788
Deferred income taxes	13,835	15,484

Total current assets	219,160	205,285

Property, plant and equipment	392,350	374,139
Less accumulated depreciation and amortization	(213,380)	(196,202)

Net property, plant and equipment	178,970	177,937

Investment in deferred compensation plan	13,945	12,800
Goodwill	22,557	22,514
Other assets	5,870	8,873

TOTAL ASSETS	$440,502	$427,409

LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	45,985	51,880
Accrued compensation and benefits	25,666	28,050
Customer advances	8,841	8,650
Federal and state income taxes payable	1,579	3,405
Other current liabilities	23,494	24,088

Total current liabilities	105,565	116,073

Long-term debt	124,302	125,159
Deferred income taxes	25,148	25,330
Deferred compensation plan	15,231	13,821
Other liabilities	5,604	5,205

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value (Authorized 5,000,000 shares, none issued)	—	—
Common stock, $.01 par value (Authorized 80,000,000 shares, issued 31,522,467 and 31,020,658 shares, respectively)	315	310
Additional paid-in capital	175,006	160,145
Unamortized deferred compensation	(4,463)	(1,879)
Accumulated earnings (deficit)	2,649	(9,073)

	173,507	149,503

Less shares of common stock held in treasury, at cost	(7,929)	(6,547)
Less shares of common stock held in deferred compensation trust	(1,286)	(1,021)
Accumulated other comprehensive income (loss)	360	(114)

Total stockholders’ equity	164,652	141,821

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$440,502	$427,409

See Accompanying Notes.

ADVO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Six months ended		Three months ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Revenues	$688,816	$606,688	$338,763	$304,311

Costs and expenses:
Cost of sales	529,398	444,817	260,673	223,460
Selling, general and administrative	123,177	119,961	57,839	59,298
Provision for bad debts	3,633	3,197	1,789	2,598

Operating income	32,608	38,713	18,462	18,955

Interest expense	(3,240)	(2,623)	(1,694)	(1,240)
Debt issue costs associated with debt retirement	—	(1,401)	—	—
Equity earnings in joint ventures	1,073	1,155	417	473
Other expense, net	(280)	(315)	(125)	(180)

Income before income taxes	30,161	35,529	17,060	18,008

Provision for income taxes	11,621	12,790	6,610	6,483

Net income	$18,540	$22,739	$10,450	$11,525

Basic earnings per share	$0.60	$0.76	$0.34	$0.38

Diluted earnings per share	$0.59	$0.74	$0.33	$0.38

Dividends declared per share	$0.22	$0.22	$0.11	$0.11

Weighted average basic shares	30,857	30,018	30,985	30,097
Weighted average diluted shares	31,291	30,554	31,448	30,660

See Accompanying Notes.

ADVO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended
	March 26, 2005	March 27, 2004
Cash flows from operating activities:
Net income	$18,540	$22,739
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	19,039	18,968
Amortization of intangibles and deferred compensation	1,313	645
Amortization of debt issue costs	277	349
Deferred income taxes	1,225	2,374
Provision for bad debts	3,633	3,197
Equity earnings from joint ventures	(1,073)	(1,155)
Debt issue costs associated with debt retirement	—	1,401
Other	149	20
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,811)	(15,355)
Inventories	(371)	204
Prepaid expenses and other current assets	(312)	3,303
Investment in deferred compensation plan	(306)	(303)
Other assets	2,641	2,124
Accounts payable	(6,015)	2,097
Accrued compensation and benefits	(2,399)	(1,381)
Deferred compensation plan	306	303
Customer advances	187	(1,204)
Federal and state income taxes payable	(136)	(7,115)
Other liabilities	(446)	677

Net cash provided by operating activities	23,441	31,888

Cash flows from investing activities:
Acquisition of property, plant and equipment	(20,293)	(27,231)
Proceeds from disposals of property, plant and equipment	81	81
Distributions from equity joint ventures	1,157	1,106

Net cash used by investing activities	(19,055)	(26,044)

Cash flows from financing activities:
Revolving line of credit - net	—	(26,000)
Payments on term loan	—	(101,250)
Proceeds on private placement notes	—	125,000
Proceeds from exercise of stock options	9,272	4,512
Treasury stock transactions	(1,382)	(2,430)
Payment of debt issue costs	—	(2,189)
Cash dividends paid	(6,802)	(6,592)

Net cash provided(used) by financing activities	1,088	(8,949)

Effect of exchange rate changes on cash and cash equivalents	55	22

Change in cash and cash equivalents	5,529	(3,083)
Cash and cash equivalents at beginning of period	30,284	17,012

Cash and cash equivalents at end of period	$35,813	$13,929

Noncash activities:
Unrealized gain (loss) on derivative instruments	385	(401)
Deferred compensation plan investment gains	1,103	1,494

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

Operating results for the six-month period ended March 26, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 24, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO’s annual report on Form 10-K for the fiscal year ended September 25, 2004.

2. New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No.123R (“SFAS 123R”), Share-Based Payment, which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. SFAS 123R was to be effective for all periods beginning after June 15, 2005, however, on April 14, 2005 the Securities and Exchange Commission (“SEC”) amended the compliance dates for SFAS 123R to fiscal years that begin after June 15, 2005. Under the SEC’s amended compliance date, the Company would be required to adopt the new standard at the beginning of fiscal 2006. The Company has not yet adopted this pronouncement and is currently evaluating the new standard and models which may be used to calculate future stock-based compensation expense.

Note 5 in this Quarterly Report on Form 10-Q, “Stock-Based Compensation,” contains pro forma disclosures regarding the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation using the Black-Scholes option-pricing method. The actual impact to our financial statements upon adoption of the SFAS 123R could differ from the pro forma information included in Note 5, due to differences in the option-pricing models used, estimates and assumptions, and options to be included in the calculation upon adoption, however, the difference is not expected to be material.

3. Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in a company’s equity other than from transactions with the company’s owners. The Company’s comprehensive income was as follows:

	Six months ended		Three months ended
(In thousands)	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Net income	$18,540	$22,739	$10,450	$11,525
Other comprehensive income:
Unrealized gain (loss) on derivative instruments	385	(401)	355	(363)
Foreign currency translation adjustment	89	35	22	(16)

Total comprehensive income	$19,014	$22,373	$10,827	$11,146

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

	Six months ended		Three months ended
(In thousands, except per share data)	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Net income	$18,540	$22,739	$10,450	$11,525
Weighted average basic shares	30,857	30,018	30,985	30,097

Effect of dilutive securities:
Stock options	362	487	396	515
Restricted stock	72	49	67	48

Dilutive potential basic shares	434	536	463	563

Weighted average diluted shares	31,291	30,554	31,448	30,660

Basic earnings per share	$0.60	$0.76	$0.34	$0.38

Diluted earnings per share	$0.59	$0.74	$0.33	$0.38

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

As required under Statement No. 123, “Accounting for Stock-Based Compensation,” and Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the following table sets forth the estimated pro forma effects of stock-based compensation on net income and earnings per share had the Company applied the fair value method of accounting for stock-based compensation at the date of grant using the Black-Scholes option-pricing model:

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six months ended		Three months ended
(In thousands, except per share data)	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Net income, as reported	$18,540	$22,739	$10,450	$11,525

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,552	1,877	657	894

Pro forma net income	$16,988	$20,862	$9,793	$10,631

Earnings per share:
Basic – as reported	$0.60	$0.76	$0.34	$0.38
Basic – pro forma	$0.55	$0.69	$0.32	$0.35

Diluted – as reported	$0.59	$0.74	$0.33	$0.38
Diluted – pro forma	$0.55	$0.69	$0.31	$0.35

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the stock options’ vesting periods, ranging from one to four years. The pro forma effect on net income and related earnings per share may not be representative of the future years’ impact since the terms and conditions of new grants may vary from the current terms.

6. Commitments and Contingencies

IBM Contracts

On April 1, 2005, the Company amended its three agreements with International Business Machines (“IBM”) to provide systems application, development and maintenance, a customer support center and client server management services. The Company’s regional production sites, sales offices and corporate headquarters are on-line with IBM’s computer center, enabling the day-to-day processing functions to be performed and providing ADVO’s corporate headquarters with management information.

The amendments extend the terms of the three agreements to December 31, 2012 and allow for cancellation of two of the agreements starting January 1, 2007, subject to certain possible termination charges ranging from $2.6 million to $0.3 million depending on the year in which the cancellation becomes effective. The third agreement can be terminated on January 1, 2009 subject to termination charges ranging from $0 million to $30.5 million, depending on the Company’s spending with IBM over the contract period. Total charges under the terms of the agreement through 2012 would be approximately $165.0 million. Future commitments for the noncancelable portion of the agreements are $25.2 million for fiscal 2006, $20.8 million for fiscal 2007, $8.7 million for fiscal 2008 and $9.1 million for fiscal 2009. The agreements provide for the Company to pay a cost of living adjustment due to inflation. In addition, the Company may receive credits or additional charges if the Company does not meet or exceeds certain baseline utilization assumptions.

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Kmart Corporation

In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection and requested the Bankruptcy Court (the “Court”) designate the Company and several other companies to be classified under critical vendor status. The Court approved this designation and the Company received $1.1 million due from Kmart.

In February 2004, the U.S. Court of Appeals for the 7th Circuit affirmed a U.S. District Court ruling that Kmart incorrectly paid critical vendors, including the Company. As a result of the ruling, Kmart filed lawsuits against each critical vendor seeking reimbursement of the payments.

During the second quarter of fiscal 2005, the Company settled the case and recorded an expense of $0.3 million pursuant to a settlement and release agreement in which Kmart released all claims against the Company relating to the litigation or the critical vendor trade payments that were the subject of the litigation.

7. Subsequent Events

Subsequent to the end of the second quarter, the Company announced it would realign the organization and focus its resources to the most significant and profitable business opportunities. As a result of these changes, the Company will be recording a charge for this realignment of approximately $4 million, or $0.08 in earnings per share, in the third quarter of fiscal 2005.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS

REVENUES

Revenues increased $34.5 million or 11.3% during the second quarter and $82.1 million or 13.5% for the six months ended March 26, 2005 when compared to the same periods of fiscal 2004. This revenue growth was driven by increased volume in the Company’s shared advertising products with existing and new clients. The volume growth was primarily attained through increased business in existing markets and also through increased frequency of mailings through the Company’s ongoing market expansion programs. These market expansions, announced by the Company at the end of prior fiscal year, allow the Company to offer additional advertising programs on alternative days of the week in Southern California and Pittsburgh. Also included in these market expansions are the Raleigh-Durham market and the rural Shared Expansion Zone (“SEZ”) program. These programs allow advertisers to take advantage of the Company’s targeting capabilities on alternative days of the week and allow the Company to offer these markets to national clients.

The revenue growth for both the second quarter and first half of fiscal 2005 was mainly attributable to the increased volume of the Company’s shared mail products, offset slightly by pricing declines and the sale of lower priced products which contributed to the 0.8% and 0.3% decrease in revenue per thousand pieces, respectively. The volume gains were illustrated by the growth of shared mail packages and pieces for both the current periods when compared to the same periods of the prior year. For the three and six months ended March 26, 2005, respectively, shared advertising packages increased 17.1% to 1.039 billion packages and 19.3% to 2.085 billion packages. Total shared advertising pieces grew 13.5% for the second quarter to 8.5 billion pieces and 15.5% for the first half of fiscal 2005 to 16.7 billion pieces.

The Company’s market expansion programs increased the overall number of shared advertising packages delivered and led to a decrease in the average number of pieces per package during the second quarter and first half of fiscal 2005. Lower pieces per package are traditionally experienced during the startup of expansion efforts. Average pieces per package were 8.14, decreasing 3.1% for the second quarter of fiscal 2005 and 8.02, decreasing 3.3% for the first half of fiscal 2005 when compared to the same prior year periods. This decline was primarily related to the average pieces per package for the market expansions. Excluding the effect of the new programs, average pieces per package increased 2.4% for the second quarter and 3.0% for the first half of fiscal 2005.

For both the current quarter and year-to-date periods, average pieces per package for the expansion efforts was approximately 5.0 pieces, an increase from 3.5 pieces reported in the first quarter. Total shared advertising packages and pieces delivered under the new market expansion programs were 132.1 million packages and 658.9 million pieces for the three months ended March 26, 2005 and 271.3 million packages and 1,238 million pieces for the six months ended March 26, 2005. Excluding the effect of these new programs, total shared advertising packages increased 2.2% for the quarter and 3.8% for the first half, and total shared advertising pieces increased 4.7% for the quarter and 6.9% for the first half of fiscal 2005.

OPERATING EXPENSES

For the second quarter of fiscal 2005, cost of sales increased $37.2 million to $260.7 million, and for the first half of fiscal 2005 increased $84.6 million to $529.4 million. The increase for both of these periods was primarily

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

attributed to postage costs associated with the volume growth in shared advertising packages and pieces delivered, including the new market expansion programs.

The volume growth in shared mail advertising pieces resulted in higher printing costs of 29.3% for the quarter and 29.8% for the first half of fiscal 2005 versus the same periods of the prior year. Production costs increased 14.1% for the quarter and 18.7% for the first half of fiscal 2005 due to the increased number of packages and pieces processed in the Company’s facilities.

Distribution costs, predominately postage costs, increased 16.5% for the three-month period and 19.2% for the six-month period ended March 26, 2005. Also included in distribution costs are $17.7 million and $36.4 million for the three and six-month periods, respectively, associated with the packages and pieces mailed under the Company’s new market expansion programs. A key component of the higher distribution costs is the underutilized postage costs resulting from the lower pieces per package delivered in the new expansion programs.

Gross margin as a percentage of revenues decreased approximately 3.5 percentage points for both the three and six months ended March 26, 2005. This margin decline was primarily due to the postage costs associated with the market expansion programs, which are fixed in nature until the packages are filled. The average pieces per package for the expansion programs are approximately 5.0 pieces, as compared to the Company’s average pieces per package of approximately 8.0 pieces, thus resulting in underutilized postage costs. The Company’s Southern California market expansion program has contributed positively to the Company’s revenue growth, however, due to the fixed nature of the postage costs, gross margin has been negatively impacted. The Company believes the Southern California market expansion program will continue to negatively impact gross margin for the remainder of the year due to underutilized postage costs.

Selling, general and administrative costs, including the provision for bad debts (“SG&A costs”), decreased $2.3 million for the second quarter and increased $3.7 million for the first half of fiscal 2005 when compared to the same periods in the prior year. SG&A costs as a percentage of revenue decreased 2.7 percentage points and 1.9 percentage points, respectively, for the three and six-month periods ended March 26, 2005.

SG&A costs for both the three and six months ended March 26, 2005 included increases due to higher commission expense and sales support costs of 7.5% and 10.7%, respectively, associated with the revenue growth. Also contributing to the increase in SG&A costs were higher benefit costs, up 8.3% for the three-month period and up 13.8% for the current six-month period. Slightly offsetting these costs for both periods were consulting costs the Company incurred in the prior year periods that were absent in the current year periods. Specific to the second quarter decrease in SG&A costs was lower bad debt expense of $0.8 million due to lower trended write-offs and the change in incentive compensation of $2.6 million due to the reversal of the accrual as a result of the Company’s lower operating performance year-over-year.

OPERATING INCOME

Operating income for the second quarter of fiscal 2005 was $18.5 million versus $19.0 million for the second quarter of fiscal 2004. For the first half of the current fiscal year, operating income was $32.6 million versus $38.7 million for the comparable prior year period. The Company incurred additional distribution expense related to the new market expansion programs and these costs were the primary factor influencing the $6.1 million comparative decrease in reported operating income for the first half of fiscal 2005. Distribution expenses related to the new market expansion programs also impacted the second quarter’s operating income, however, the favorability in SG&A costs offset to a degree the increased distribution expense resulting in a $0.5 million unfavorable impact to operating income.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

INTEREST EXPENSE

For the three and six months ended March 26, 2005, interest expense increased $0.5 million and $0.6 million, respectively. The increase was due to slightly higher interest rates in the current quarter.

In the first quarter of the prior fiscal year, the Company replaced its existing credit facilities, term loan and revolving line of credit, with private placement notes and a new bank revolver and wrote off $1.4 million of unamortized debt issue costs associated with the previous credit facilities in accordance with applicable accounting rules.

INCOME TAXES

The Company’s effective tax rate for the second quarter and first half of fiscal 2005 was 38.7% and 38.5%, respectively, versus 36% for the prior year periods. The lower rate in the prior periods was primarily due to a reduction in the Company’s tax liability. The Company expects the effective income tax rate for the remainder of fiscal 2005 to be between 38% and 39%.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes selected measures of liquidity and capital resources.

(In millions, except working capital ratio)	March 26, 2005	September 25, 2004
Cash and cash equivalents	$35.8	$30.3
Working capital	113.6	89.2
Working capital ratio	2.08	1.77
Total debt	124.3	125.2

The Company’s primary source of liquidity has been cash and cash equivalents and cash generated from operating activities. The Company also has unused commitments under its revolving line of credit that may be used to fund operating activities.

The Company’s cash and cash equivalents consist of bank balances and short-term investment funds. These investments have a high degree of liquidity and the original maturities of these funds do not exceed three months. The management of cash is carefully controlled both to optimize returns on cash balances and to ensure that it is readily available to meet the Company’s operating requirements as they arise. The amount of cash on hand and borrowings available under the credit facilities are influenced by a number of factors, including fluctuations in the Company’s operating results, revenue growth, accounts receivable collections, the level of capital expenditures, cash requirements related to financing instruments, vendor terms, and the timing of tax and other payments.

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

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

SOURCES AND USES OF CASH

Cash and cash equivalents increased $5.5 million for the six-month period ended March 26, 2005 reflecting the change from $35.8 million at March 26, 2005 compared to $30.3 million at September 25, 2004. The increase was composed of $23.4 million of cash provided by operating activities and $1.1 million of cash provided by financing activities, both of which were significantly offset by cash used for investing activities of $19.1 million.

OPERATING ACTIVITIES

For the period ended March 26, 2005, net cash provided by operating activities was $23.4 million versus $31.9 million in the prior year. The $8.5 million year-over-year decrease was attributed, in part, to the $4.2 million decrease in net income and to the change within working capital assets and liabilities.

Significant working capital requirements affecting net cash provided by operating activities for the six-month period ended March 26, 2005 were as follows:

•	An increase in accounts receivable attributable to a 10% revenue growth in the month of March compared to the same period in the prior year along with an increase in revenues from large credit clients. The revenue growth was attributable to the growth in shared mail advertising pieces and packages;

•	A decrease in accounts payable due to the timing of vendor payments; and

•	A decrease in accrued compensation and benefits primarily due to severance payments made to the Company’s former Chief Executive Officer and to the fiscal 2004 incentive compensation payout which occurred in fiscal 2005.

Significant working capital requirements affecting net cash provided by operating activities for the six-month period ended March 27, 2004 were as follows:

•	An increase in accounts receivable due to the 14.7% revenue growth in the month of March 2004 compared to the same period of fiscal 2003;

•	A decrease in other current assets due to the timing of insurance payments; and

•	A decrease in income taxes payable due to the timing of federal tax payments and, in part, to the tax benefits resulting from option exercises.

INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment totaling $20.3 million for the six-month period ended March 26, 2005 were the primary use of cash for investing activities. For the prior year period ended March 27, 2004, capital investments were $27.2 million. Year-over-year, investing activities were higher in the prior year due to costs associated with the construction of its then new production facility that began in the first quarter of the prior year.

For the six months ended March 26, 2005, capital expenditures included:

•	$4.3 million for Alphaliners (computerized mail sorters) and various other production equipment;

•	$3.1 million for leasehold improvements and renovations to certain production facilities;

•	$9.8 million for software development for the Company’s service delivery redesign project that will upgrade current software applications; and

•	$2.3 million for computer hardware and upgrades to existing software.

In order to ensure the successful implementation and functionality of the service delivery redesign project, the Company has moved to a phased approach rollout which will begin in December 2005 and run through March 2006.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

For the six months ended March 27, 2004 capital expenditures included:

•	$10.2 million for land and construction costs for the relocation of the Company’s Hartford, Connecticut production facility;

•	$3.6 million for Alphaliners and other production equipment;

•	$10.7 million for the development of software for the Company’s service delivery redesign project; and

•	$1.2 million for computer hardware and upgrades to existing software.

The Company’s fiscal 2005 capital plan estimates expenditures for the entire year to be approximately $60.0 million. Historically, cash from operating activities has been sufficient to cover the financing of these capital expenditures. The Company expects this trend will continue and that the combination of cash from operating activities and unused commitments under its revolving line of credit will be sufficient to cover future capital expenditures.

FINANCING ACTIVITES

For the six-month period ended March 26, 2005, financing activities provided net cash of $1.1 million, whereas for the same period in the prior year, $8.9 million of net cash was used for financing activities. The prior year included activity related to the Company’s debt refinancing.

For the current period, financing activities included $9.3 million in proceeds from the exercise of stock options, offset by $1.4 million of treasury stock transactions pursuant to elections by employees to satisfy tax withholding requirements and $6.8 million for the quarterly cash dividend payments.

For the six-month period ended March 27, 2004 debt related transactions primarily accounted for the net cash used for financing activities. In December 2004, the Company replaced its existing credit facilities, term loan and revolving line of credit with new credit agreements totaling $275 million, consisting of senior secured notes and a revolving line of credit. This debt activity is reflected in financing activities in the prior year period as follows:

•	the net effect of the payment of the term loan and the borrowing of the senior secured notes;

•	new repayments on the revolving line of credit; and

•	the payment of $2.2 million of debt issue costs.

Other financing activities in the prior year included proceeds of $4.5 million related to stock option activity, $2.4 million of treasury stock transactions to satisfy tax withholding and quarterly cash dividends that were paid in the first and second quarters totaling $6.6 million.

At March 26, 2005 the senior secured notes accounted for the entire outstanding debt balance. The Company anticipates it will be able to meet its debt obligations through funds generated from operations. During April 2005, the Company had net borrowings of $5.0 million under the revolving line of credit.

The Company pays fees on the unused commitments at a rate ranging from 0.20% to 0.40% depending on the Company’s debt ratio, as defined in the credit facility documents. At March 26, 2005, there was $138.4 million available for future borrowings and $11.6 million utilized by letters of credit under separate agreements related to the Company’s workers’ compensation program.

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

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as discussed in the Company’s Annual Report on Form 10-K for the year ended September 25, 2004, except for the amended agreements with International Business Machines (“IBM”) which is discussed in Note 6, “Commitments and Contingencies”, within this Quarterly Report on Form 10-Q.

The Company’s contractual obligations as of March 26, 2005 include the $125.0 million senior secured notes due in ten years. The amount of $124.3 million on the Consolidated Balance Sheets represents the carrying value of the debt, which includes the fair value of the Company’s fixed to floating interest swap agreement at March 26, 2005.

Critical Accounting Policies

Critical accounting policies are defined as those that are most important to the portrayal of a company’s financial condition and results of operations and which require complex or subjective judgments or estimates. Actual results could differ from those estimates under different assumptions and conditions. Historically, actual results have not differed significantly from the Company’s estimates. The Company’s critical accounting policies are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended September 25, 2004.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2, “New Accounting Pronouncements” within this Quarterly Report on Form 10-Q.

Subsequent Events

Subsequent to the end of the second quarter, the Company announced it would realign the organization and focus its resources to the most significant and profitable business opportunities. As a result of these changes, the Company will be recording a charge for this realignment of approximately $4 million, or $0.08 in earnings per share, in the third quarter of fiscal 2005.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Business Outlook Update

The following business outlook is as of the date of this quarterly report and is subject to the Company’s safe harbor and guidance policies detailed below in “Forward Looking Statements”.

For fiscal 2005, the Company expects total revenue growth versus the prior year to be in the low-double digits. Revenues in the Company’s market expansion programs are expected to continue to increase, however, it is now expected that these revenues will fall short of expectations for the fiscal year. Due to the fixed postage cost for these market expansion programs (approximately $50 million in postage annually), in particular the Southern California market, the profit contributions for these programs are also expected to fall short of expectations for the fiscal year. The Company expects earnings per share for fiscal 2005 to be below prior year by a percentage in the low teen range.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest expense is sensitive to changes in interest rates. In this regard, changes in interest rates affect the interest paid on its debt. To mitigate the impact of interest rate fluctuations, the Company maintains interest rate swap agreements.

The Company entered into interest rate swap agreements with a notional amount totaling $25 million to swap a portion of the 5.71% fixed rate interest on the Company’s $65 million senior secured notes for variable rate interest. At March 26, 2005, the fair market value of these agreements was a loss of $0.7 million. This fair value hedge expires on December 4, 2013.

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

At March 26, 2005, the fair market value of these cash flow hedge agreements was a gain of less than $0.1 million.

If interest rates should change by 2 percentage points in fiscal 2005 from those rates in effect at March 26, 2005, interest expense would increase/decrease by approximately $0.8 million. These amounts are determined by considering the hypothetical interest rates on the Company’s borrowing cost. The sensitivity analysis also assumes no changes in the Company’s financial structure.

Forward Looking Statements

Except for the historical information stated herein, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those in the forward looking statements. The Company’s business is promotional in nature, and ADVO serves its clients on a “just in time” basis. As a result, fluctuations in the amount, timing, pages and weight, and kinds of advertising pieces can vary significantly from week to week, depending on its customers’ promotional needs, inventories and other factors. In any particular quarter these transactional fluctuations are difficult to predict, and can materially affect the Company’s revenue and profit results. The Company’s business contains additional risks and uncertainties that include but are not limited to: general changes in customer demand and pricing, the possibility of consolidation throughout the retail sector, the impact of economic and political conditions on retail advertising spending and our distribution system, postal and paper prices, possible governmental regulation or legislation affecting aspects of the Company’s business, the efficiencies achieved with technology upgrades, the number of shares the Company will purchase in the future under its buyback program, fluctuations in interest rates related to the outstanding debt and other general economic factors.

Website Access to Company Reports and Other Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are posted on and available free of charge through our website, www.advo.com, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. None of the information contained or incorporated in our Internet website, or the website, itself is incorporated into this Quarterly Report on Form 10-Q.

We have adopted a Code of Business Ethics and Conduct that applies to all employees as well as our Board of Directors. The Code of Business Ethics and Conduct, as well as the Charters for the committees of our Board of Directors, the Audit Committee, Qualified Legal Compliance Committee, Nominating/Corporate Governance Committee, Compensation Committee and the Company’s Corporate Governance Guidelines, are posted on our website, www.advo.com. Copies of these documents posted on our website will be provided free of charge upon written request directed to Corporate Secretary, ADVO, Inc., One Targeting Centre, Windsor, CT, 06095.

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

Part II – Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Below is a summary of stock purchases made by the Company or on behalf of the Company for the quarter ended March 26, 2005.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program (1)	Total Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
January 2005
Employee transactions (2)	10,621	$35.40	N/A	N/A
Deferred compensation plan (3)	230	$35.36	N/A	N/A

February 2005
Employee transactions (2)	17,839	$36.68	N/A	N/A
Deferred compensation plan (3)	180	$36.22	N/A	N/A

March 2005
Employee transactions (2)	—	—	N/A	N/A
Deferred compensation plan (3)	—	—	N/A	N/A

Total shares purchased	28,870

(1)	In October 2003, the Company announced a stock buyback program allowing the repurchase of 1.5 million shares. Under the authorization, the Company can purchase shares on the open market. The stock buyback program does not have an expiration date. The Company purchased no shares under the program for the six months ended March 26, 2005. The maximum number of shares that may yet be purchased under the program is 1.5 million shares.
(2)	Includes shares attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options and shares withheld to satisfy tax withholding obligations upon release of restricted shares.
(3)	The Company has a non-qualified deferred compensation plan (“plan”) that provides participants the option to invest in several investment opportunities one of which is the ADVO Stock Fund. These shares of ADVO stock are purchased by the plan’s trustee on the open market.

I tem 6. Exhibits and Reports on Form 8-K

(a) Exhibit Index

Exhibit No.	Exhibits Included Within:
10(a)	Agreement for Information Technology Services, dated April 1, 2005 between ADVO and International Business Machines (“IBM”). **

10(b)	Server Farm Management Services Agreement, dated April 1, 2005 between ADVO and IBM. **

10(c)	Agreement for NetWorkStation Management Services, dated April 1, 2005 between ADVO and IBM. **

14	Code of Business Ethics and Conduct.

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31(b)	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	The Company has requested confidential treatment of certain portions of this exhibit from the SEC. The omitted portions have been filed with the SEC.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during or subsequent to the second quarter of fiscal 2005.

1)	A Current Report on Form 8-K dated April 12, 2005 reporting under Item 8.01 the announcement of the appointment of Matthew Spahn as the Company’s Senior Vice President and Chief Marketing Officer.

2)	A Current Report on Form 8-K dated April 26, 2005 reporting under Item 2.02 the Company’s earnings for the second quarter ended March 26, 2005.

3)	A Current Report on Form 8-K dated April 28, 2005 reporting under Item 1.01 the amendment of certain contracts with IBM.

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVO, Inc.

Date: May 5, 2005	By:	/s/ JOHN D. SPERIDAKOS
John D. Speridakos
Vice President and Controller
Principal Accounting Officer