Form 10-Q
period 2005-06-25
ADVO INC
filed 2005-08-04
CIK 801622

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 25, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☒    No  ☐

As of July 23, 2005 there were 31,400,373 shares of common stock outstanding.

ADVO, Inc.

Index to Quarterly Report

on Form 10-Q

Quarter Ended June 25, 2005

ADVO, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 25, 2005	September 25, 2004
	Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$36,591	$30,284
Accounts receivable, net	169,286	149,606
Inventories	2,427	2,123
Prepaid expenses and other current assets	9,992	7,788
Deferred income taxes	13,216	15,484

Total current assets	231,512	205,285

Property, plant and equipment	401,202	374,139
Less accumulated depreciation and amortization	(221,212)	(196,202)

Net property, plant and equipment	179,990	177,937

Investment in deferred compensation plan	14,236	12,800
Goodwill	22,546	22,514
Other assets	5,317	8,873

TOTAL ASSETS	$453,601	$427,409

LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	43,116	51,880
Accrued compensation and benefits	29,636	28,050
Customer advances	5,093	8,650
Federal and state income taxes payable	3,533	3,405
Other current liabilities	22,239	24,088

Total current liabilities	103,617	116,073

Long-term debt	125,449	125,159
Deferred income taxes	27,978	25,330
Deferred compensation plan	15,335	13,821
Other liabilities	5,429	5,205

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value (Authorized 5,000,000 shares, none issued)	—	—
Common stock, $.01 par value (Authorized 80,000,000 shares, issued 31,577,846 and 31,020,658 shares, respectively)	316	310
Additional paid-in capital	176,462	160,145
Unamortized deferred compensation	(4,114)	(1,879)
Accumulated earnings (deficit)	12,240	(9,073)

	184,904	149,503

Less shares of common stock held in treasury, at cost	(7,948)	(6,547)
Less shares of common stock held in deferred compensation trust	(1,100)	(1,021)
Accumulated other comprehensive loss	(63)	(114)

Total stockholders’ equity	175,793	141,821

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$453,601	$427,409

See Accompanying Notes.

ADVO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Nine months ended		Three months ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Revenues	$1,042,459	$925,567	$353,642	$318,879

Costs and expenses:
Cost of sales	795,122	676,179	265,723	231,362
Selling, general and administrative	185,980	184,321	62,803	64,360
Provision for bad debts	6,327	5,695	2,694	2,498

Operating income	55,030	59,372	22,422	20,659

Interest expense	(5,038)	(3,958)	(1,798)	(1,334)
Debt issue costs associated with debt retirement	—	(1,401)	—	—
Equity earnings in joint ventures	1,478	2,136	405	981
Other expense, net	(338)	(492)	(58)	(178)

Income before income taxes	51,132	55,657	20,971	20,128

Provision for income taxes	19,574	19,653	7,952	6,862

Net income	$31,558	$36,004	$13,019	$13,266

Basic earnings per share	$1.02	$1.20	$0.42	$0.44

Diluted earnings per share	$1.01	$1.18	$0.41	$0.43

Dividends declared per share	$0.33	$0.33	$0.11	$0.11

Weighted average basic shares	30,932	30,080	31,083	30,204
Weighted average diluted shares	31,330	30,609	31,407	30,719

See Accompanying Notes.

ADVO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	June 25, 2005	June 26, 2004
Cash flows from operating activities:
Net income	$31,558	$36,004
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	28,644	27,112
Amortization of intangibles and deferred compensation	1,947	1,382
Amortization of debt issue costs	416	488
Deferred income taxes	4,930	240
Provision for bad debts	6,327	5,695
Equity earnings from joint ventures	(1,478)	(2,136)
Debt issue costs associated with debt retirement	—	1,401
Other	34	16
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(25,874)	(22,358)
Inventories	(303)	543
Prepaid expenses and other current assets	(2,205)	3,332
Investment in deferred compensation plan	(296)	(318)
Other assets	1,581	3,340
Accounts payable	(8,895)	5,477
Accrued compensation and benefits	1,575	5,041
Deferred compensation plan	296	318
Customer advances	(3,560)	1,379
Federal and state income taxes payable	1,985	(5,816)
Other liabilities	(1,390)	2,829

Net cash provided by operating activities	35,292	63,969

Cash flows from investing activities:
Acquisition of property, plant and equipment	(30,992)	(48,779)
Proceeds from disposals of property, plant and equipment	1,722	96
Distributions from equity joint ventures	1,583	1,730

Net cash used by investing activities	(27,687)	(46,953)

Cash flows from financing activities:
Revolving line of credit - net	—	(29,000)
Payments on term loan	—	(101,250)
Proceeds on private placement notes	—	125,000
Proceeds from exercise of stock options	10,281	5,864
Treasury stock transactions	(1,400)	(2,699)
Payment of debt issue costs	—	(2,213)
Cash dividends paid	(10,220)	(9,921)

Net cash used by financing activities	(1,339)	(14,219)

Effect of exchange rate changes on cash and cash equivalents	41	(2)

Change in cash and cash equivalents	6,307	2,795
Cash and cash equivalents at beginning of period	30,284	17,012

Cash and cash equivalents at end of period	$36,591	$19,807

Noncash activities:
Decrease (increase) in the fair market value of interest rate swap liabilities	264	(1,093)
Deferred compensation plan investment gains	1,218	1,863

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

Operating results for the nine-month period ended June 25, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 24, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO’s annual report on Form 10-K for the fiscal year ended September 25, 2004.

2. New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No.123R (“SFAS 123R”), Share-Based Payment, which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. SFAS 123R was to be effective for all periods beginning after June 15, 2005. On April 14, 2005, however, the Securities and Exchange Commission (“SEC”) amended the compliance dates for SFAS 123R to fiscal years that begin after June 15, 2005. As a result of the SEC’s amended compliance date, the Company is required to adopt the new standard as of the beginning of fiscal 2006. The Company has not yet adopted this pronouncement and is currently evaluating the new standard and which option-pricing model it may use to calculate stock-based compensation expense upon adoption of this pronouncement.

Note 5 in this Quarterly Report on Form 10-Q, “Stock-Based Compensation,” contains pro forma disclosures regarding the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation using the Black-Scholes option-pricing method. The actual impact to our financial statements upon adoption of the SFAS 123R could differ from the pro forma information included in Note 5, as a result of differences in the option-pricing models used, estimates and assumptions, and options to be included in the calculation upon adoption, however, the difference is not expected to be material.

3. Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in a company’s equity other than from transactions with the company’s owners. The Company’s comprehensive income was as follows:

	Nine months ended		Three months ended
(In thousands)	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net income	$31,558	$36,004	$13,019	$13,266
Other comprehensive income:
Unrealized (loss) gain on derivative instruments	(11)	113	(397)	515
Foreign currency translation adjustments	62	(3)	(27)	(38)

Total comprehensive income	$31,609	$36,114	$12,595	$13,743

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. Earnings per Share

Basic earnings per share excludes the effect of common stock equivalents, such as stock options, and is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as stock options, were exercised.

	Nine months ended		Three months ended
(In thousands, except per share data)	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net income	$31,558	$36,004	$13,019	$13,266

Weighted average basic shares	30,932	30,080	31,083	30,204

Effect of dilutive securities:
Stock options	327	480	256	467
Restricted stock	71	49	68	48

Dilutive potential basic shares	398	529	324	515

Weighted average diluted shares	31,330	30,609	31,407	30,719

Basic earnings per share	$1.02	$1.20	$0.42	$0.44

Diluted earnings per share	$1.01	$1.18	$0.41	$0.43

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Stock – Based Compensation

The Company maintains several stock-based compensation plans relating to stock options. The Company accounts for stock options issued pursuant to those plans in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”) “Accounting for Stock Issued to Employees,” and related interpretations. Aside from the amortization of restricted stock awards, no stock-based employee compensation cost is reflected in net income, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

As required by Statement No. 123, “Accounting for Stock-Based Compensation,” and Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the following table sets forth the estimated pro forma effects of stock-based compensation on net income and earnings per share had the Company applied the fair value method of accounting for stock-based compensation at the date of grant using the Black-Scholes option-pricing model:

	Nine months ended		Three months ended
(In thousands, except per share data)	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net income, as reported	$31,558	$36,004	$13,019	$13,266

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	2,344	2,777	792	901

Pro forma net income	$29,214	$33,227	$12,227	$12,365

Earnings per share:
Basic – as reported	$1.02	$1.20	$0.42	$0.44
Basic – pro forma	$0.94	$1.10	$0.39	$0.41

Diluted – as reported	$1.01	$1.18	$0.41	$0.43
Diluted – pro forma	$0.94	$1.10	$0.39	$0.41

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the stock options’ vesting periods, either one or four years. The pro forma effect on net income and related earnings per share may not be representative of the future years’ impact since the terms and conditions of new grants may vary from the current terms.

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The amendments extend the terms of the three agreements to December 31, 2012 and allow for cancellation of two of the agreements starting January 1, 2007, subject to certain possible termination charges ranging from $2.6 million to $0.3 million depending on the year in which the cancellation becomes effective. The third agreement can be terminated on January 1, 2009 subject to termination charges ranging from $0 to $30.5 million, depending on the Company’s spending with IBM over the contract period. Total charges under the terms of the agreement through 2012 would be approximately $165.0 million if not cancelled. Future commitments for the noncancelable portion of the agreements are $25.2 million for fiscal 2006, $20.8 million for fiscal 2007, $8.7 million for fiscal 2008 and $9.1 million for fiscal 2009. The agreements provide for the Company to pay a cost of living adjustment indexed on the rate of inflation. In addition, the Company may receive credits or incur additional charges if the Company does not meet or exceed certain baseline utilization assumptions.

Kmart Corporation

In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection and requested the Bankruptcy Court (the “Court”) designate the Company and several other companies to be classified under critical vendor status. The Court approved this designation and the Company received $1.1 million due from Kmart.

In February 2004, the U.S. Court of Appeals for the 7th Circuit affirmed a U.S. District Court ruling that Kmart incorrectly paid critical vendors, including the Company. As a result of the ruling, Kmart filed lawsuits against each critical vendor seeking reimbursement of these payments.

During the second quarter of fiscal 2005, the Company settled the case and recorded an expense of $0.3 million pursuant to a settlement and release agreement in which Kmart released all claims against the Company relating to the litigation or the critical vendor trade payments that were the subject of the litigation.

7. Significant Charges

During the third quarter of fiscal 2005, the Company realigned the organization with the intention of focusing its internal resources to the most significant and profitable business opportunities. As a result of these changes, headcount was reduced by approximately 130 associates across all areas of the Company. The Company recorded a pre-tax charge of approximately $3.5 million in selling, general and administrative costs, or $0.07 in earnings per share, in the third quarter of fiscal 2005. The realignment charge is primarily comprised of severance benefits that include wages and benefits, which are scheduled to be paid through the third quarter of fiscal 2006. As of June 25, 2005, $2.0 million of this charge was still payable and included in accrued compensation and benefits.

In the third quarter of fiscal 2004, the Company recorded a pre-tax charge of approximately $3.9 million, or $0.08 per share, in selling general and administrative costs for the departure of the Company’s former Chief Executive Officer. This charge primarily included wages, benefits and incentive compensation to be paid over the two-year term of the separation agreement. As of June 25, 2005, $1.6 million of this charge was still payable and included in accrued compensation and benefits.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS

REVENUES

The Company reported third quarter revenues of $353.6 million, increasing $34.8 million or 10.9% over the prior year’s third quarter. For the first nine months of fiscal 2005, revenues were $1,042.5 million, increasing $116.9 million or 12.6% over the comparable prior year period of fiscal 2004. The revenue growth for both the three and nine month periods was driven by increased volume in the Company’s shared advertising products with existing and new clients. The volume growth was primarily attained through increased business in existing markets and increased frequency of mailings as a result of the Company’s ongoing market expansion programs. As previously announced, these market expansions allow the Company to offer additional advertising programs on alternative days of the week in Southern California and Pittsburgh. Also included in these market expansions are the Raleigh-Durham market and the rural Shared Expansion Zone (“SEZ”) programs. These programs allow advertisers to capitalize on the Company’s targeting capabilities on alternative days of the week and allow the Company to offer these markets to national clients. These initiatives have been incorporated into the Company’s shared advertising mail offerings and represent a significant part of the Company’s continuing growth strategy.

For the three and nine months ended June 25, 2005, respectively, shared advertising packages increased 15.8% to 1.0 billion packages and 18.1% to 3.1 billion packages. Total shared advertising pieces grew 15.9% for the third quarter to 8.7 billion pieces and 15.6% for the first nine months of fiscal 2005 to 25.4 billion pieces. These increases in the Company’s shared advertising products drove the revenue volume growth during the reporting periods. Overall revenue growth, however, was slightly impacted by a decrease in revenue per thousand pieces, when compared to prior year periods. Such decreases were the result of shifts in product mix to lower-priced and lighter-weight products resulting in a decrease in revenue per thousand pieces of 4.0% for the three months and 1.6% for the nine months ended June 25, 2005 versus the comparable periods in the prior year.

As reported in the previous two quarters, average pieces per package have decreased in the current reporting periods from the comparable fiscal 2004 periods. Even though the Company’s market expansion programs have led to increases in the overall number of shared advertising packages delivered, the Company, as expected, has experienced a decrease in the average number of pieces per package. Lower pieces per package are traditionally experienced within the industry during the startup of expansion efforts. The Company is focused on increasing the average pieces per package in its expansion program packages. Third quarter average pieces per package were 8.43, essentially flat when compared to the same period in the prior year. Average pieces per package for the first nine months of fiscal 2005 were 8.16, a decrease of 2.1% over the same prior year period. The decline was directly attributable to the average pieces per package for the market expansion programs. Excluding the effect of the expansion programs, average pieces per package increased 4.6% for the third quarter and 3.6% for the first nine months of fiscal 2005.

Total shared advertising packages and pieces delivered under the new market expansion programs were 126.8 million packages and 717.0 million pieces for the three months ended June 25, 2005 and 398.1 million packages and 1,954.9 million pieces for the nine months ended June 25, 2005. Excluding the effect of these new programs, total shared advertising packages increased 1.6% for the quarter and 3.1% for the first nine months of fiscal 2005, and total shared advertising pieces increased 6.3% for the quarter and 6.7% for the first nine months of fiscal 2005. These results demonstrate the continued growth in the Company’s core advertising business, exclusive of the expansion programs.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

OPERATING EXPENSES

For the third quarter of fiscal 2005, cost of sales increased $34.4 million to $265.7 million, and for the first nine months of fiscal 2005 increased $118.9 million to $795.1 million. The increase for both of these periods was primarily attributed to the postage costs associated with the volume growth in shared advertising packages and pieces delivered, including the market expansion programs.

The volume growth in shared mail advertising pieces resulted in higher printing costs of 27.4% for the quarter and 29.0% for the first nine months of fiscal 2005 when compared to the same periods of the prior year. Related increases in the production number of packages and pieces processed in the Company’s facilities led to increased production costs of 14.6% for the quarter and 17.3% for the first nine months of fiscal 2005.

Distribution costs, predominately postage costs, increased 13.7% for the three-month period and 17.3% for the nine-month period ended June 25, 2005. Distribution costs included $17.0 million and $53.4 million for the three and nine-month periods, respectively, associated with the packages and pieces mailed under the Company’s market expansion programs. Continuing the trend previously reported since the inception of the expansion programs, the primary component of the higher distribution costs is underutilized postage. Such costs result from the lower pieces per package delivered, particularly in the Southern California expansion program. If successful, the Company’s efforts to increase average pieces per package would lessen the amount of postage underutilization.

Gross margin as a percentage of revenues decreased approximately 2.5 percentage points for the three months and 3.2 percentage points for the nine months ended June 25, 2005. This margin decline was primarily due to the postage costs associated with the market expansion programs. These programs are fixed in nature until the packages are filled. The average pieces per package for the expansion programs are approximately 5.0 pieces, as compared to the Company’s average pieces per package of approximately 8.0 pieces, thus resulting in underutilized postage costs. An example of this effect is the performance of the Company’s Southern California market expansion program. That program has contributed positively to the Company’s revenue growth, however, underutilized postage has negatively affected gross margin. The Company believes that underutilized postage costs in the Southern California market expansion program will continue to negatively impact gross margin for the remainder of the fiscal year.

Selling, general and administrative costs, including the provision for bad debts (“SG&A costs”), decreased $1.4 million for the third quarter and increased $2.3 million for the first nine months of fiscal 2005 as compared to the same periods in the prior year. SG&A costs as a percentage of revenue decreased 2.5 percentage points and 2.1 percentage points, respectively, for the three and nine-month periods ended June 25, 2005.

The decrease in SG&A costs for the three months ended June 25, 2005 was primarily the result of lower incentive compensation of $2.6 million versus the comparable period in the prior year. This decrease was offset to a degree by higher commission expense and sales support costs of 7.4% associated with the revenue growth and higher benefits costs of 7.7% as a result of rising medical and insurance costs. The third quarter of fiscal 2005 included a $3.5 million charge related to the realignment of the organization designed to better focus the Company’s resources on the most significant and profitable business opportunities. The third quarter of fiscal 2004 included a $3.9 million charge for the departure of the Company’s former Chief Executive Officer.

The increase in SG&A costs for the current nine-month period when compared to the prior year was due to higher commission expense and sales support costs of 9.5% and higher benefit costs of 11.6%. These increased costs were offset somewhat in the current nine-month period by the elimination of certain consulting costs incurred in the prior year and lower incentive compensation of $3.6 million versus the prior nine-month period.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

OPERATING INCOME

Operating income for the third quarter of fiscal 2005 increased $1.8 million to $22.4 million from $20.7 million for the third quarter of fiscal 2004. For the first nine months of the current fiscal year, the Company reported operating income of $55.0 million. The Company’s additional distribution expense related to the market expansion programs was the primary factor influencing the $4.3 million comparative decrease in operating income for the first nine months of fiscal 2005.

INTEREST EXPENSE

For the three and nine months ended June 25, 2005, interest expense increased $0.5 million and $1.1 million, respectively. The increase was due to slightly higher interest rates in the current three and nine-month periods.

In the first quarter of the prior fiscal year, the Company replaced its existing credit facilities, term loan and revolving line of credit, with private placement notes and a new bank revolver and wrote off $1.4 million of unamortized debt issue costs associated with the previous credit facilities in accordance with applicable accounting rules.

INCOME TAXES

The Company’s effective tax rate for the third quarter of fiscal 2005 was 37.9% versus 34.1% for the comparable prior year period. For the first nine months of fiscal 2005 the rate was 38.3% versus 35.3% for the prior year period. The lower rate in the prior periods was primarily the results of tax audits completed in the third quarter of fiscal 2004. The Company expects the effective income tax rate for the remainder of fiscal 2005 to be between 38% and 39%.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes selected measures of liquidity and capital resources.

(In millions, except working capital ratio)	June 25, 2005	September 25, 2004
Cash and cash equivalents	$36.6	$30.3
Working capital	127.9	89.2
Working capital ratio	2.23	1.77
Total debt	125.4	125.2

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

SOURCES AND USES OF CASH

Cash and cash equivalents increased $6.3 million for the nine-month period ended June 25, 2005 reflecting the change from $36.6 million at June 25, 2005 compared to $30.3 million at September 25, 2004. The increase was composed of $35.3 million of cash provided by operating activities offset by cash used for investing activities and cash used for financing activities of $27.7 million and $1.3 million, respectively.

OPERATING ACTIVITES

For the period ended June 25, 2005, net cash provided by operating activities was $35.3 million versus $64.0 million in the prior year. The $28.7 million year-over-year decrease was attributed, in part, to changes within working capital assets and liabilities, the $4.4 million decrease in net income and the change in deferred income taxes.

Significant working capital requirements affecting net cash provided by operating activities for the nine-month period ended June 25, 2005 were as follows:

•	An increase in accounts receivable attributable to a 10% revenue growth in the month of June compared to the same period in the prior year along with an increase in revenues from larger credit clients. The revenue increase from larger credit clients has contributed to the increase in the DSO metric from 39 days at September 25, 2004 to 43 days at June 25, 2005. The Company is currently evaluating whether this trend will continue;

•	An increase in prepaid expenses and other current assets due to the timing of lease and insurance payments versus the prior year;

•	A decrease in accounts payable due to the timing of vendor payments; and

•	A decrease in customer advances due to the timing of customer receipts.

Significant working capital requirements affecting net cash provided by operating activities for the nine-month period ended June 26, 2004 were as follows:

•	An increase in accounts receivable due to the 13% revenue growth in the month of June 2004 compared to the same period of fiscal 2003;

•	An increase in accounts payable due to the timing of vendor payments; and

•	An increase in accrued compensation and benefits due to the severance charge for the departure of the former CEO and higher accrued commissions;

•	A decrease in income taxes payable due to the timing of federal tax payments and, in part, to the tax benefits resulting from option exercises.

INVESTING ACTIVITES

Investing activities for the nine months ended June 25, 2005 were $27.7 million versus $47.0 million for the nine months ended June 26, 2004 and were predominately attributable to capital expenditures. Year-over-year, investing activities were higher in the prior year due to costs associated with the construction of its then new production facility that began in the first quarter of the prior year.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

For the nine months ended June 25, 2005, capital expenditures totaled $31.0 million and included:

•	$15.7 million for software development for the Company’s service delivery redesign project that will upgrade current software applications;

•	$6.6 million for Alphaliners (computerized mail sorters) and various other production equipment;

•	$4.5 million for leasehold improvements and renovations to certain production facilities; and

•	$2.9 million for computer hardware and upgrades to existing software.

In order to ensure the successful implementation and functionality of the service delivery redesign project, the Company has moved to a phased approach rollout which will run through March 2006.

For the nine months ended June 26, 2004 capital expenditures totaled $48.8 million and included:

•	$18.9 million for land and construction costs for the relocation of the Company’s Hartford, Connecticut production facility;

•	$16.2 million for the development of software for the Company’s service delivery redesign project;

•	$6.3 million for Alphaliners and other production equipment; and

•	$2.8 million for computer hardware and upgrades to existing software.

The Company’s fiscal 2005 capital plan estimates expenditures for the entire year to be between $56 and $58 million. Historically, cash from operating activities has been sufficient to cover the financing of these capital expenditures. The Company expects this trend will continue and that the combination of cash from operating activities and unused commitments under its revolving line of credit will be sufficient to cover future capital expenditures.

FINANCING ACTIVITES

For the nine-month periods ended June 25, 2005 and June 26, 2004, net cash used for financing activities was $1.3 million and $14.2 million, respectively. The decrease in financing activities year-over-year was the result of the debt refinancing that took place in the prior year.

For the current period, financing activities included proceeds of $10.3 million from the exercise of stock options, offset by $1.4 million of treasury stock transactions pursuant to elections by employees to satisfy tax withholding requirements and $10.2 million of cash dividends that were paid in the first three quarters of fiscal 2005.

For the nine-month period ended June 26, 2004 debt related transactions primarily accounted for the net cash used for financing activities. In December 2004, the Company replaced its existing credit facilities, term loan and revolving line of credit with new credit agreements totaling $275 million, consisting of senior secured notes and a revolving line of credit. This debt activity is reflected in financing activities in the prior year period as follows:

•	the net effect of the payment of the term loan and the borrowing of the senior secured notes;

•	new repayments on the revolving line of credit; and

•	the payment of $2.2 million of debt issue costs.

Other financing activities in the prior year included proceeds of $5.9 million related to stock option activity, $2.7 million of treasury stock transactions to satisfy tax withholding and cash dividends totaling $9.9 million that were paid in the first three quarters.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

At June 25, 2005 the senior secured notes accounted for the entire outstanding debt balance. The Company anticipates it will be able to meet its debt obligations through funds generated from operations. During July 2005, the Company did not borrow under the revolving line of credit.

The Company pays fees on the unused commitments at a rate ranging from 0.20% to 0.40% depending on the Company’s debt ratio, as defined in the credit facility documents. At June 25, 2005 there was $138.5 million available for future borrowings and $11.5 million utilized by letters of credit under separate agreements related to the Company’s workers’ compensation program.

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

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as discussed in the Company’s Annual Report on Form 10-K for the year ended September 25, 2004, except for the amended agreements with International Business Machines (“IBM”) which are discussed in Note 6, “Commitments and Contingencies,” within this Quarterly Report on Form 10-Q.

The Company’s contractual obligations as of June 25, 2005 include the $125.0 million senior secured notes due in ten years. The amount of $125.4 million on the Consolidated Balance Sheets represents the carrying value of the debt, which includes the fair value of the Company’s fixed to floating interest swap agreement at June 25, 2005.

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

The Company expects, as provided last quarter, full year diluted earnings per share guidance to be below prior year by a percentage in the low teens and revenue growth versus the prior year to be in the low double digits. The Company’s core business, excluding the expansion programs, continues to grow as illustrated in the statistics detailed above. The Company’s new Southern California weekend advertising program showed sequential improvement in revenues, revenue per piece and pieces per package during the third quarter. For the full fiscal year, the Company expects that revenue will grow 15% in the Southern California market. Fixed postage cost associated with the new Southern California weekend advertising program (approximately $50 million in postage annually), is expected to continue to negatively affect profit contribution.

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

The Company entered into interest rate swap agreements with a notional amount totaling $25 million to swap a portion of the 5.71% fixed rate interest on the Company’s $65 million senior secured notes for variable rate interest. At June 25, 2005, the fair market value of these agreements was a receivable of $0.4 million. This fair value hedge expires on December 4, 2013.

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

At June 25, 2005, the fair market value of these cash flow hedge agreements was a liability of $0.6 million.

If interest rates should change by 2 percentage points in fiscal 2005 from those rates in effect at June 25, 2005, interest expense would increase/decrease by approximately $0.4 million. These amounts are determined by considering the hypothetical interest rates on the Company’s borrowing cost. The sensitivity analysis also assumes no changes in the Company’s financial structure.

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

Part II - Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Below is a summary of stock purchases made by the Company or on behalf of the Company for the quarter ended June 25, 2005.

	Issuer Purchases of Equity Securities
	Total Number Of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program (1)	Total Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
April 2005
Employee transactions (2)	—	—	N/A	N/A
Deferred compensation plan (3)	—	—	N/A	N/A

May 2005
Employee transactions (2)	1,852	$29.93	N/A	N/A
Deferred compensation plan (3)	370	$28.60	N/A	N/A

June 2005
Employee transactions (2)	—	—	N/A	N/A
Deferred compensation plan (3)	190	$31.57	N/A	N/A

Total shares purchased	2,412

(1)	In October 2003, the Company announced a stock buyback program allowing the repurchase of 1.5 million shares. Under the authorization, the Company can purchase shares on the open market. The stock buyback program does not have an expiration date. The Company purchased no shares under the program for the nine months ended June 25, 2005. The maximum number of shares that may yet be purchased under the program is 1.5 million shares.
(2)	Includes shares attested to in satisfaction of the exercise price by holders of employee stock options who exercised options and shares withheld to satisfy tax-withholding obligations upon release of restricted shares.
(3)	The Company has a non-qualified deferred compensation plan (“plan”) that provides participants the option to invest in several investment opportunities one of which is the ADVO Stock Fund. These shares of ADVO stock are purchased by the plan’s trustee on the open market.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Index

Exhibit No.	Exhibits Included Within:
10(a)	Form of Change in Control Executive Severance Agreement between ADVO, Inc. and the executive officers named therein (national vice president and vice president level). *

10(b)	Form of Change in Control Executive Severance Agreement between ADVO, Inc. and the executive officers named therein (senior vice president level). *

10(c)	Form of Change in Control Executive Severance Agreement between ADVO, Inc. and the executive officers named therein (executive vice president level). *

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan required to be filed as an exhibit to item 14(c) of this report.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during or subsequent to the third quarter of fiscal 2005:

1)	A Current Report on Form 8-K was filed on May 13, 2005, reporting under Items 8.01 and 9.01, the strategic alliance between the Company and MediaNews Group, Inc. to jointly distribute advertising inserts in the Los Angeles market on Thursdays and Fridays.

2)	A Current Report on Form 8-K was filed on May 25, 2005, reporting under Items 1.01 and 9.01, the Company’s amendment to the “Air Travel” provisions of S. Scott Harding’s Employment Agreement dated October 15, 2004.

3)	A Current Report on Form 8-K was filed on June 6, 2005, reporting under Items 1.01, 5.02 and 9.01, the appointment of Jeffrey E. Epstein as Executive Vice President and Chief Financial Officer of the Company.

4)	A Current Report on Form 8-K was filed on July 26, 2005, reporting under Item 2.02 the Company’s earnings for the third quarter ended June 25, 2005.

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVO, Inc.

Date: August 4, 2005	By:	/s/ JOHN D. SPERIDAKOS
John D. Speridakos
Vice President and Controller
Principal Accounting Officer