Form 10-K
period 2005-09-24
ADVO INC
filed 2005-12-08
CIK 801622

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended September 24, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                      to

Commission file number 1-11720

    ADVO, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-0885252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Targeting Centre, Windsor, CT	06095-2639
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (860) 285-6100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock and Rights, par value $.01 per share

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at November 18, 2005 was $835,318,530. On that date, there were 31,460,628 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

ADVO, Inc.

Index to Report on Form 10-K

For the Year Ended September 24, 2005

PART I

ITEM 1.	Business

General

ADVO, Inc. (“ADVO” or the “Company”) is a direct mail media company primarily engaged in soliciting and processing printed advertising from retailers, manufacturers and service companies for targeted distribution by both shared and solo mail, as well as private carrier delivery, to consumer households in the United States and Canada on a national, regional and local basis. The Company’s network reaches over 114 million households with its ShopWise® shared mail advertising and the ADVO National Network Extension (A.N.N.E.) program.

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

ADVO competes primarily with newspapers, direct mail companies, periodicals and other local distribution entities for retail advertising expenditures. The Company believes that its insert advertising programs, targeting technology and logistics capabilities enable advertisers seeking superior return on investment to target advertisements to specific customers or geographic areas and deliver their printed advertising directly to consumers most likely to respond.

ADVO distributes the “Have you Seen Me?®” missing child card with each ShopWise® package. This public service program has been responsible for safely recovering 139 children. The program was created in partnership with the National Center for Missing and Exploited Children and the U.S. Postal Service in 1985.

ADVO’s principal executive offices are located at One Targeting Centre, Windsor, Connecticut 06095.

Products and Services

ADVO’s direct mail marketing products and services include shared mail and solo mail. ADVO provides ancillary services to complement its direct mail marketing programs and also provides private carrier delivery in certain markets. In addition, the Company provides direct mail advertising solutions for local neighborhood businesses. The Company’s consumer website, ShopWise.com, allows retailers to electronically target promotions and values to subscribers.

Shared Advertising Programs

In the Company’s branded shared advertising program, ShopWise®, the individual advertisements of various businesses within a mailing radius are combined into a single mail package. Because the cost of the postage is fixed up to a certain weight level, the clients share the savings of combining their advertisements.

The Company offers various targeting levels for the customer’s designated mailing area based on the level of geo-demographic precision that is requested by the customer. The Company customizes shared mail packages by targeting levels selected by the customer. In most instances, each household within the predetermined targeting level will receive a mail package. Individual customers can choose predetermined clusters of ZIP Code zones, all ZIP Codes covered by a program, or ADVO Targeting Zones (“ATZs”). ATZs enable advertisers to target their ads to consumer clusters, which average approximately 3,500 households. ATZs are neighboring postal carrier delivery routes within a ZIP Code that are clustered together based on shared demographic characteristics and proximity to key retail shopping areas.

The flexibility and targeting capabilities of the Company’s targeting platform enable customers, such as retail store chains, to select areas serviced by their retail stores and, at the same time, distribute different versions to reach their choice consumers. The Company uses geographic, demographic and psychographic data to tailor the customers’ advertisements to their targeted audience.

The Company’s shared advertising program offers the features of penetration and targeted marketing at a significant cost reduction when compared to mailing on an individual or solo mail basis. This cost advantage is available because the Company pays the total postage expense, and advertisers are generally charged a selling price based on, among other factors, the incremental weight of their promotional piece.

As a part of its shared advertising program, the Company provides the addresses of the households receiving the mail packages, sorts, processes and transports the advertising material for ultimate delivery primarily through the United States Postal Service (“USPS”). Generally, larger businesses, such as grocery chains and mass merchandisers, will provide the Company with preprinted advertising materials in predetermined quantities. In the case of manufacturers and small retail customers, the Company may perform graphics services and/or contract for the required printing. The Company also offers shared mail customers numerous standard turnkey advertising products in a variety of sizes and colors. The Company believes its shared advertising program is the largest program of its kind.

Solo Mail

Solo mail services include list procurement, addressing, processing, and distributing brochures and circulars for an individual customer through the USPS. Each customer bears the full cost of postage and handling for each mailing. Customers choosing this form of direct mail are generally those who wish to maintain an exclusive image and complete control over the timing and the target of their mailings, or who want to mail to areas where the Company does not have a shared mail program.

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

MailCoups, Inc. (“MailCoups”), a wholly-owned subsidiary of ADVO, is a franchise-based cooperative coupon mail company headquartered in Taunton, Massachusetts. This company, operating under the trade name of SuperCoups, creates and distributes attractive, cost-effective targeted coupons in a distinctive envelope format for local neighborhood merchants via an extended network of franchise owners. At the end of fiscal year 2005, MailCoups had approximately 54 franchisees in 19 states.

ADVO Canada, a wholly-owned subsidiary of ADVO based in Toronto, Canada, is an innovator in both the targeting and distribution of in-home print advertising. Similar to ADVO, ADVO Canada uses a proprietary software tool that leverages both geographic and demographic information to help identify desirable audiences and target advertising messages to consumers. ADVO Canada’s client base includes most major international food service/restaurant groups and international packaged goods manufacturers. ADVO Canada distributes approximately 247 million pieces of advertising mail per year to targeted segments of Canada’s 12.4 million households.

Mail Marketing Systems, Inc., (“MMSI”), a wholly-owned subsidiary of ADVO, is a direct mail advertising company located in Columbia, Maryland. MMSI complements ADVO’s core distribution network by providing additional shared mail coverage to approximately 4.6 million households in 109 smaller market areas not served by ADVO. MMSI also provides solo direct mail advertising for its clients.

Distribution Network

ADVO’s distribution network offers a diversified approach to delivering its clients’ messages.

The Company’s core distribution network is delivered under the ShopWise® banner, which is primarily a four-page, colored magazine wrapped around the shared mail package. The core ShopWise® program reaches approximately 78 million households, primarily on a weekly basis, in approximately 140 markets. The zone configuration selected for each market is normally determined by population density and by proximity to retail outlets. Advertisers with multiple locations and weekly mailing frequency are a key determinant of the zones chosen by the Company for its core distribution. The Company derives most of its revenues from the ShopWise® shared advertising program.

The Company is part of a network, the ADVO National Network Extension, known as A.N.N.E. This network, comprised of regional shared mail companies, provides its clients with extended coverage outside the markets already served by the Company. Approximately 36 million additional households can be reached on a shared mail basis through A.N.N.E. The Company handles the clients’ orders directly and manages distribution of their advertising through A.N.N.E.’s members. Conversely, A.N.N.E. enables participating members (shared mail companies) to offer their clients extended marketplace reach using the Company’s household coverage.

The Company extended its core shared advertising program by establishing its rural expansion program. Once a month, the Company reaches rural U.S. households and provides targeted shared mail advertising coverage to areas that previously were only served via solo mail.

The Company’s primary form of delivery is through the USPS. In a few instances, the Company uses private carrier delivery (“PCD”) services in markets where package weights are typically heavier.

The Company’s introduction of additional in-home mailing dates in existing markets offers our current clients additional targeting capabilities through delivery on weekends and also provides new opportunities with clients who traditionally prefer weekend in-home dates. At the end of fiscal year 2005, the Company had stand-alone additional mailings in these existing markets: Albuquerque, Las Vegas, Akron, Pittsburgh and Southern California.

In response to client demand, ADVO expanded advertising programs in the Southern California and Pittsburgh metropolitan areas at the end of fiscal year 2004, approximately doubling ADVO’s advertising program frequency in those markets. The Company began a full-weekend shared advertising program in Southern California to complement its mid-week program. The Company also began a full-market, mid-week shared advertising program in the Pittsburgh region.

The Company’s newspaper alliances offer clients an integrated print advertising solution that combines targeted direct mail with newspaper distribution while optimizing distribution costs. By joining newspaper and direct mail distribution, both clients and consumers benefit from the efficiencies and enriched content of these targeted advertising offerings. During fiscal 2005, the Company had newspaper alliances with the Chicago Daily Herald, Gannett Co., Inc., MediaNews Group, Inc., Knight-Ridder, Inc., The New York Times Co., St. Petersburg Times, E.W. Scripps Co. and The Tribune Company.

The aforementioned delivery methods comprise the Company’s vast distribution network that reaches over 114 million homes.

Mailing List

ADVO’s management believes its computerized mailing list is the largest and highest quality residential/household mailing list in the country. It contains over 132 million addresses (constituting virtually 100% of the households in the United States). The Company also maintains 13.2 million business addresses, which have been integrated into the household file in postal carrier walk sequence order. The Company’s management believes that the list is particularly valuable and that replication in its entirety by competitors would be extremely difficult and costly. The list enables the Company to target mailings to best serve its customers.

Customer Base

Typically, the Company’s customers are those businesses whose products and services are used by the general population. These businesses (including national and local grocers, quick serve restaurants, drug stores, discount and department stores and other retailers) require continuous advertising to a mass audience. The enhanced targeting capabilities of the Company’s distribution system have led to the development of opportunities for new customer categories, such as telecommunications, insurance, financial services, and entertainment companies. The Company’s targeting capabilities can also provide additional opportunities for more effective advertising to existing customers who advertise to a mass audience.

In fiscal years 2005, 2004 and 2003 no one customer accounted for more than 6% of the Company’s sales.

Operations

Customers’ advertising circulars are processed by approximately 1,700 ADVO production employees who work at 24 processing facilities strategically located throughout the U.S. and Canada. Inserting machines, which collate the individual advertising pieces into the packages, and addressing and labeling equipment are the principal pieces of equipment used to process the Company’s products and services which are distributed by the USPS, private carrier delivery, newspapers and Canadian Post. The Company uses different inserting machines at its processing facilities. The Alphaliner, which is a computerized mail collator/inserter, is utilized at nine of its mail processing facilities. The Alphaliner offers higher speed and capacity, enhanced productivity and computerized controls that automate order processing. Additionally, it is electronically integrated with other machines and links to ADVO’s order fulfillment system. ADVO expects to continue the rollout of Alphaliners to gain operating efficiencies.

In all of ADVO’s processing facilities, excluding Canada, the transportation department analyzes and sorts all mailings to the appropriate USPS facility. Each of the Company’s U.S. facilities has a Detached Mail Unit (“DMU”) where the USPS is on site, verifies and accepts all of ADVO’s mailings. The Company’s mail is accepted under an optional procedure that compares financial, production and other business records in lieu of the standard verification procedures of weighing 100% of the mail in bulk. Approximately 85% of the time, the Company ships the mail directly to the local post office for final delivery by the individual postal carrier. The Company tracks the mail from its departure at our processing facilities to its final destination at local post offices and monitors the timely and proper delivery of the client’s advertisement on the requested in-home delivery dates.

MailCoups operates a cooperative direct mail coupon advertising business and performs print and distribution services for the franchisees at its one production facility. MMSI operates under a business model and environment similar to ADVO’s. MMSI provides shared mail programs predominantly in the Mid-Atlantic states, as well as a full range of solo mail services.

The Company entered into an agreement with IBM Global Services (“IBM”) to provide computer processing, systems development and systems legacy support to the Company. The Company’s regional production sites, sales offices and corporate headquarters are on-line with this computer center, enabling the day-to-day processing functions to be performed and providing ADVO’s corporate headquarters with management information. The systems include: order processing and production control, transportation/distribution, address list maintenance, market analysis, label printing and distribution, billing and financial systems, human resources and payroll processing, carrier routing of addresses received from customer files and demographic analyses. The Company also has agreements with IBM to provide a customer support center (help desk) and client server (server farm) management services. On April 1, 2005, the Company amended its three agreements with IBM. The terms of the amendments are detailed in Note 14 to the Consolidated Financial Statements and included in this Annual Report on Form 10-K.

Competition

The printed advertising market is highly competitive with companies competing primarily on the ability to target selected potential customers on a cost-effective basis and on speed of delivery. ADVO’s competitors for the delivery of retail and other printed advertising are numerous and include newspapers, regional and local mailers, direct marketing firms, “shoppers” and “pennysavers.”

Newspapers represent the Company’s most significant and direct competition. Through the distribution of preprinted circulars, classified advertising and run of press advertising (“ROP”), newspapers have historically been the traditional and dominant medium for advertising by retailers.

ADVO’s principal direct marketing competitors are other companies with residential lists and similar cooperative mailing programs. These companies have a significant presence in many of the Company’s markets and represent competition to the Company’s ShopWise® shared mail program in those markets.

There are local mailers in practically every market of the country. In addition to local mailers, there are many local private delivery services, such as shoppers and pennysavers, which compete by selling ROP advertisements and classified advertisements. ADVO believes that it competes effectively in its various markets.

Seasonality

ADVO’s business generally follows the trends of retail advertising spending. The Company has historically experienced slightly higher revenues in the second half of the fiscal year.

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

Employees

As of September 24, 2005, the Company had a total of approximately 3,700 full and part-time employees. ADVO also uses outside temporary employees for the outsourcing of certain production jobs and during busy seasons.

ADVO has one union contract covering production employees in the Windsor, Connecticut branch, which expires January 31, 2007. The Company believes that its relations with its employees, including its union employees, are satisfactory.

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

We have adopted a Code of Business Ethics and Conduct that applies to all employees as well as our Board of Directors. The Code of Business Ethics and Conduct, as well as the Charters of each of the committees of our Board of Directors (the Audit Committee; Qualified Legal Compliance Committee; Nominating/Corporate Governance Committee; and Compensation Committee) and the Company’s Corporate Governance Guidelines are posted on our website, www.advo.com. Copies of these documents will be provided free of charge upon written request directed to the Corporate Secretary, ADVO, Inc., One Targeting Centre, Windsor, CT, 06095.

ITEM 2.	Properties

ADVO does not own any real estate except for its corporate headquarters and one processing facility, both of which are located in Windsor, Connecticut. The corporate headquarters, located at One and Ten Targeting Centre, consists of two buildings totaling approximately 142,000 square feet. In fiscal 2004, the Company relocated its former Hartford, Connecticut production facility to a new operations and technology facility at Great Pond in Windsor, Connecticut. This location features research and development capabilities, client services and engineering. The Great Pond production facility consists of approximately 171,000 square feet.

The Company leases its other 23 processing facilities, including the MailCoups and ADVO Canada facilities, and 33 sales offices (which excludes the sales offices that are located in the mail processing facilities) throughout the United States. The production facilities, including the one production facility owned by ADVO, are located in the following cities:

Phoenix, Arizona	Atlanta, Georgia	Pittsburgh, Pennsylvania
Los Angeles 1, California	Florence, Kentucky	Memphis, Tennessee
Los Angeles 2, California	Columbia, Maryland	Dallas, Texas
San Francisco, California	Taunton, Massachusetts	Houston, Texas
Denver, Colorado	Detroit, Michigan	Salt Lake City, Utah
Windsor, Connecticut	Cincinnati, Ohio	Seattle, Washington
Miami, Florida	Folcroft, Pennsylvania	Milwaukee, Wisconsin
Orlando, Florida	Philadelphia, Pennsylvania	Toronto, Canada

The Company believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained. Access to the facilities is strictly limited to authorized personnel only.

ITEM 3.	Legal Proceedings

ADVO is party to various lawsuits and regulatory proceedings which are incidental to its business. The Company believes these lawsuits will not have a material adverse effect on its consolidated financial condition, liquidity or results of operations. Please refer to Note 14 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, for details on the previously settled lawsuits.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded under the symbol “AD” on the New York Stock Exchange (“NYSE”).

The following table sets forth for the periods indicated the high and low closing prices per share of the Company’s common stock on the NYSE:

	High	Low
Fiscal Year Ended September 24, 2005:
First Quarter	$36.74	$29.30
Second Quarter	38.72	33.95
Third Quarter	38.26	27.30
Fourth Quarter	35.80	30.85

Fiscal Year Ended September 25, 2004:
First Quarter	$33.57	$27.42
Second Quarter	34.20	31.00
Third Quarter	33.58	30.55
Fourth Quarter	33.60	26.50

During each of the fiscal years ended September 24, 2005 and September 25, 2004 the Company declared cash dividends totaling $0.44 per share to holders of ADVO common stock. During the fiscal year ended September 27, 2003 the Company declared no cash dividends.

The closing price as of November 18, 2005 of the Company’s common stock, under the symbol AD, on the New York Stock Exchange as reported in The Wall Street Journal was $26.96 per share. The approximate number of holders of record of the common stock on November 18, 2005 was 544.

During fiscal year 2005, the Company engaged in no sales of its securities that were not registered under the Securities Act of 1933, as amended.

Below is a summary of stock purchases made by the Company or on behalf of the Company for the quarter ended September 24, 2005.

	Issuer Purchases of Equity Securities
	Total Number Of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program (1)	Total Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
July 2005
Employee transactions (2)	—	$—	N/A	N/A
Deferred compensation plan (3)	—	$—	N/A	N/A

August 2005
Employee transactions (2)	13,147	$34.28	N/A	N/A
Deferred compensation plan (3)	180	$34.41	N/A	N/A

September 2005
Employee transactions (2)	4,701	$33.13	N/A	N/A
Deferred compensation plan (3)	680	$32.32	N/A	N/A

Total shares purchased	18,708

(1)

In October 2003, the Company announced a stock buyback program allowing the repurchase of 1.5 million shares. Under the authorization, the Company can purchase shares on the open market. The stock buyback program does not have an expiration date. The Company purchased no shares under the program for the quarter and year ended

September 24, 2005. The maximum number of shares that may yet be purchased under the program is 1.5 million shares.

(2)	Includes shares attested to in satisfaction of the exercise price by holders of employee stock options who exercised options and those shares withheld to satisfy tax withholding obligations upon the release of restricted shares.

(3)	The Company has a non-qualified deferred compensation plan (“plan”) that provides participants the option to invest in several investment opportunities one of which is the ADVO Stock Fund. These shares of ADVO stock are purchased and sold by the plan’s trustee on the open market.

ITEM 6.	Selected Financial Data

The information required by this item is contained under the heading “Selected Financial Data” which is included in this Annual Report on Form 10-K and listed in the index to the financial information on page 14.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is contained under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 14.

ITEM 7A. Quantitative	and Qualitative Disclosures About Market Risk

The information required by this item is contained under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” under the subcaption “Market Risk” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 14.

ITEM 8.	Financial Statements and Supplementary Data

ADVO’s Consolidated Financial Statements, together with the Report of Independent Registered Public Accounting Firm thereon dated November 18, 2005 is included in this Annual Report on Form 10-K and listed in the index to financial information on page 14.

The selected quarterly information required by this item is included under the caption “Quarterly Financial Data (Unaudited)” in Note 18 to the Consolidated Financial Statements and is included in this Annual Report on Form 10-K and listed in the index to financial information on page 14.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls	and Procedures

Management’s Responsibility for Financial Statements

Management is responsible for the integrity and objectivity of the consolidated financial statements and other financial information presented in this report. These statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on judgements and estimates by management.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent auditors, the internal auditors and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. Both the independent auditors and internal auditors have unrestricted access to the Audit Committee.

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K the Company evaluated, under the supervision and with the participation of management, the principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, and testing of the operating effectiveness of controls.

Based on this evaluation, management has concluded that as of September 24, 2005, the Company did not have any material weakness in its internal control over financial reporting and its internal control over financial reporting was effective. Management’s assessment of the effectiveness of its internal control over financial reporting as September 24, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 14.

Changes in Internal Control over Financial Reporting

No change to the Company’s internal control over financial reporting occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other	Information

None.

PART III

ITEM 10. Directors	and Executive Officers of the Registrant

The information required by this item, to the extent not set forth below, appears in the Company’s definitive proxy statement dated December 15, 2005 for the annual meeting of stockholders to be held on January 26, 2006 (the “Proxy Statement”), under the captions “Election of Directors,” “Corporate Governance” “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference and made a part hereof.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position With Company
S. Scott Harding	57	Chief Executive Officer
Jeffrey E. Epstein	49	Executive Vice President—Chief Financial Officer
Edwin Harless	58	Executive Vice President—Chief Administrative Officer
Myron L. Lubin	65	Executive Vice President—President, Diversified Business Group
Donald E. McCombs	49	Executive Vice President—President, Operations Group
Stephanie Molnar	46	Executive Vice President—President, Sales and Services
Donald S. Schneider	58	Executive Vice President—Chief Human Resources Officer
Marie Gant	46	Senior Vice President—Chief Information Officer
Vincent Giuliano	58	Senior Vice President—Government Relations
Matthew Spahn	42	Senior Vice President—Chief Marketing Officer
Christopher T. Hutter	39	Vice President—Financial Planning and Analysis and Investor Relations; Treasurer and Assistant Secretary
John D. Speridakos	44	Vice President and Controller

Mr. Harding became Chief Executive Officer and was elected to the Board of Directors on October 15, 2004. From June 1992 to October 2004 he was Chairman and Chief Executive Officer of Newspaper Services of America (NSA), which he co-founded. NSA, the nation’s largest print media planning and buying agency, was sold to Interpublic Group of Companies in 1995.

Mr. Epstein became Executive Vice President—Chief Financial Officer on June 6, 2005. He is a member of the Board of Directors of Revonet, Inc., a business-to-business marketing and database company, since January 2004 and Chairman of the Board of Revonet since January 2005. Mr. Epstein was employed by Revonet as acting President and Chief Executive Officer from June 2004 to December 2004. Previously, Mr. Epstein was Senior Vice President and Chief Financial Officer of VNU Inc.’s Media Measurement and Information Group from March 2002 to December 2003. Prior to that, from March 1998 to February 2002, he held senior management positions, including Chief Financial Officer, with DoubleClick, Inc., a provider of multi-channel marketing solutions. Mr. Epstein also currently serves on the Board of Directors of Priceline.com.

Mr. Harless became Executive Vice President—Chief Administrative Officer on May 14, 2002. From August 2000 to May 2002 he was Senior Vice President—Chief Human Resources Officer. Prior to that, he held various positions at Aventis-Behring, a subsidiary of Aventis, S.A., a life science company, including Senior Vice President and General Manager from October 1997 to August 2000.

Mr. Lubin became Executive Vice President—President, Diversified Business Group (previously known as Strategic Business Development) on April 12, 2000. Prior to that, he held various positions with the Company since 1981 including senior management positions in the marketing and sales areas.

Mr. McCombs became Executive Vice President—President, Operations Group on October 26, 2001. Prior to that, he held various positions with the Company since 1987, including most recently, Executive Vice President and Chief Financial Officer from December 1998 to October 2001 and other senior management positions in the finance area.

Ms. Molnar became Executive Vice President—President, Sales and Services on October 14, 2004. From February 2004 to October 2004, she was Executive Vice President—President, Sales and Marketing. Prior to that, she held various positions with the Company since 1983, including most recently senior management positions in the marketing and client logistics areas.

Mr. Schneider became Executive Vice President—Chief Human Resources Officer on October 14, 2004. Prior to that, he held the position of Senior Vice President, Human Resources from July 2004 to October 2004. From April 2003 to June 2004 he was a principal at Rev Solutions, a consulting practice focused on development and execution of company-wide Human Resource strategies. Prior to that, from November 2002 to March 2003 he was Executive Vice President—Director of Human Resources at McCann—Erickson World Group, a multi-national marketing communications network. From September 1998 to September 2002, he was Senior Vice President—Human Resources and Administration at Winstar Communications, a broadband services company.

Ms. Gant became Senior Vice President—Chief Information Officer on February 14, 2005. Previously from January 1999 to January 2005, she was Vice President, Information Systems at Jostens, Inc., a school products manufacturer based in Minneapolis, MN.

Mr. Giuliano has been Senior Vice President—Government Relations since October 28, 1996. From April 1983 to October 1996, he was Vice President—Government Relations.

Mr. Spahn became Senior Vice President—Chief Marketing Officer on May 1, 2005. From May 1997 to April 2005, he was Director, Media Planning at Sears, Roebuck and Company. Prior to that, he was a principal at Newspaper Services of America from April 1993 to May 1997.

Mr. Hutter became Vice President, Treasurer and Investor Relations on October 28, 1999 and assumed responsibility of Financial Planning and Analysis on November 19, 2003. He became the Company’s Assistant Secretary on July 11, 2005. Previously he held various financial management positions with the Company since 1993.

Mr. Speridakos became Vice President and Controller on April 1, 2002. Prior to that, he held the position of Vice President and Assistant Controller from October 2001 to March 2002. From June 2000 to June 2001, he was Chief Financial Officer of Aluminium.com. Prior to that, he worked for Geller & Co., servicing Bloomberg L.P. from June 1998 to March 2000.

The Company is not aware of any family relationships between any of the foregoing officers and any of the Company’s directors. Each of the foregoing officers holds such office until his or her successor shall have been duly chosen and qualified, or until his earlier resignation or removal.

ITEM 11. Executive	Compensation

The information required by this item is included under the captions “Executive Compensation,” “Executive Agreements,” “Corporate Governance,” “Compensation Committe Report” and “Company Financial Performance” of ADVO’s Proxy Statement and is incorporated herein by reference and made a part hereof.

ITEM 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of ADVO’s Proxy Statement and is incorporated herein by reference and made a part hereof.

The following table presents information regarding the Company’s equity compensation plans at September 24, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders (a)	2,617,152	$26.52	557,000

Equity compensation plans not approved by shareholders	—	—	—

TOTAL	2,617,152	$26.52	557,000

(a)	Includes the 1998 Incentive Compensation Plan and the 1990 Non-Employee Directors’ Restricted Stock Plan.

ITEM 13. Certain	Relationships and Related Transactions

None.

ITEM 14. Principal	Accounting Fees and Services

The information required by this item is included under the heading “Audit Committee Report” under the subcaption “Principal Accounting Fees and Services” of ADVO’s Proxy Statement and is incorporated herein by reference and made a part hereof.

PART IV

ITEM 15. Exhibits	and Financial Statement Schedules

(a)(1)	Financial Statements. See the Index to Financial Information on page 14 of this Report.

(2)	Financial Statement Schedules. See the Index to Financial Information on page 14 of this Report.

(3)	Exhibits. See Index to Exhibits on page 53 of this Report.

(b)	Reports on Form 8-K.

The following reports on Form 8-K were filed during or subsequent to the fourth quarter of fiscal 2005:

(1)	The Company furnished a Current Report on Form 8-K dated October 11, 2005, reporting the Company’s revised fiscal 2005 expectations for the fourth quarter and year-ended September 24, 2005.

(2)	The Company furnished a Current Report on Form 8-K dated October 25, 2005, reporting the Company’s earnings release for the fourth quarter and year-ended September 24, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 8, 2005	ADVO, Inc.

	By:	/s/ JOHN D. SPERIDAKOS
John D. Speridakos Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby constitutes Stephen L. Palmer and John D. Speridakos, and each of them singly, such person’s true and lawful attorneys, with full power to them and each of them, to sign for such person and in such person’s name and capacity as indicated below, any and all amendments to this report, hereby ratifying and confirming such person’s signature as it may be signed by said attorneys to any and all amendments.

December 8, 2005	/s/ S. SCOTT HARDING S. Scott Harding	Chief Executive Officer and Director (Principal Executive Officer)

December 8, 2005	/s/ JEFFREY E. EPSTEIN Jeffrey E. Epstein	Executive Vice President—Chief Financial Officer (Principal Financial Officer)

December 8, 2005	/s/ JOHN D. SPERIDAKOS John D. Speridakos	Vice President and Controller (Principal Accounting Officer)

December 8, 2005	/s/ TODD BROWN Todd Brown	Director

December 8, 2005	/s/ DAVID F. DYER David F. Dyer	Director

December 8, 2005	/s/ BOBBIE GAUNT Bobbie Gaunt	Director

December 8, 2005	/s/ CHARLES HERINGTON Charles Herington	Director

December 8, 2005	/s/ KAREN KAPLAN Karen Kaplan	Director

December 8, 2005	/s/ JOHN J. MAHONEY John J. Mahoney	Non-Executive Chairman of the Board and Director

December 8, 2005	/s/ HOWARD H. NEWMAN Howard H. Newman	Director

ADVO, INC.

All other schedules have been omitted since the required information is not present.

Selected Financial Data

(In millions, except per share data)	Year ended September 24, 2005	Year ended September 25, 2004	Year ended September 27, 2003	Year ended September 28, 2002	Year ended September 29, 2001
Summary of Operations
Revenues	$1,385.6	$1,245.8	$1,163.1	$1,130.1	$1,137.2
Operating income	69.1	81.0	81.6	80.2	97.0
Net income	40.0	48.7	49.5	42.0	51.0
Diluted earnings per share	1.27	1.59	1.64	1.38	1.65
Dividends declared per share	0.44	0.44	—	—	—
Weighted average diluted shares	31.4	30.7	30.1	30.4	30.9

(In millions)	September 24, 2005	September 25, 2004	September 27, 2003	September 28, 2002	September 29, 2001
Balance Sheet Data
Cash and cash equivalents	$46.2	$30.3	$17.0	$12.3	$17.7
Total assets	478.7	427.4	353.5	329.6	321.7
Long-term debt	124.9	125.2	94.0	146.8	173.8
Total debt	124.9	125.2	130.3	171.0	189.1
Stockholders’ equity	185.3	141.8	89.1	35.8	2.4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of ADVO’s financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and the notes to those statements included in Item 15 of Part IV of this Form 10-K.

Forward Looking Statements

This Annual Report on Form 10-K and, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those in the forward looking statements. The Company’s business is promotional in nature, and ADVO serves its clients on a “just in time” basis. As a result, fluctuations in the amount, timing, pages and weight, and kinds of advertising pieces can vary significantly from period to period, depending on its customers’ promotional needs, inventories and other factors. In any particular period these transactional fluctuations are difficult to predict, and can materially affect the Company’s revenue and profit results. The Company’s business contains additional risks and uncertainties that include but are not limited to: general changes in customer demand and pricing, the possibility of consolidation in the retail sector, the impact of economic and political conditions on advertising spending and the Company’s distribution system, postal and paper prices, possible governmental regulation or legislation affecting aspects of the Company’s business, the efficiencies achieved with technology upgrades, fluctuations in interest rates and other general economic factors.

General

ADVO, Inc. (“ADVO” or the “Company”) is a direct mail media company that operates under one segment and is primarily engaged in soliciting and processing printed advertising from retailers, manufacturers and service companies for targeted distribution by both shared and solo mail to consumer households in the United States and Canada on a national, regional and local basis. In addition to ADVO’s direct mail products, shared mail and solo mail, ADVO also provides ancillary services to complement its direct mail programs. Founded in 1929 as a hand delivery company, ADVO entered the direct mail industry as a solo mailer in 1946 and began its shared mail program in 1980.

The Company’s shared mail programs are its predominant source of revenue. These programs combine the advertisements of several advertisers into a single mail package. Such combination offers the features of penetration and targeted marketing at a significant cost reduction when compared to mailing on an individual or solo mail basis. The Company’s client base consists principally of national and local grocers, quick serve restaurants, drug stores, discount and department stores, telecommunications companies, auto service and other retailers.

The Company’s latest three fiscal years ended: September 24, 2005 (fiscal 2005); September 25, 2004 (fiscal 2004); and September 27, 2003 (fiscal 2003).

Financial Overview

The Company reported record revenues in fiscal 2005, increasing 11.2% over fiscal 2004 revenues. Increased advertising piece volumes fueled by increased client demand and benefits realized from the market expansion programs initiated at the end of fiscal 2004 were the key drivers behind the revenue growth. This growth was present across the majority of advertising retail categories and across the country. In fiscal 2005, shared advertising pieces increased 14.8% and shared advertising packages increased 16.1%. The market expansion programs included offering second weekly advertising programs on alternative days of the week in the

Southern California and Pittsburgh markets, the Raleigh-Durham market and the rural Shared Expansion Zone program. These programs have allowed, and continue to allow, advertisers to utilize the Company’s targeting capabilities on alternative days of the week and the Company to offer these markets to local and national clients. These market expansion initiatives have been incorporated into the Company’s shared advertising mail offerings and represent a significant part of the Company’s growth strategy.

The Company’s market expansion programs have contributed positively to fiscal 2005’s revenue growth, however, due to unused postage costs associated with the additional packages in some of the expansion programs, operating margins were negatively affected. The Company incurred unused postage costs in the expansion packages, particularly those in Southern California, because the packages delivered were not completely filled. Postage costs associated with the advertising packages are fixed in nature for packages that weigh 3.3 ounces or less, whether or not the package is partially or completely filled. In the expansion programs the Company delivered an average of 5 pieces of advertising pieces per package, as compared to the Company’s overall average of approximately 8 pieces per package.

The unused postage costs and other distribution costs associated with the market expansion programs were the primary factors influencing the $11.9 million comparative decrease in reported operating income for fiscal 2005 versus fiscal 2004. Because of these costs, the Company’s operating margin decreased 1.5 percentage points in fiscal 2005. Another factor affecting the fiscal 2005 operating income was a $3.5 million pretax charge for the Company’s organizational realignment that was designed to focus its internal resources toward the most significant and profitable business opportunities.

The Company finished fiscal 2005 with a cash balance of $46.2 million and a debt balance of $124.9 million, consisting of senior secured ten-year notes, which was essentially unchanged from the prior year. Supported by strong cash flow management, the Company funded capital investments and paid quarterly cash dividends. Stockholders’ equity at the end of fiscal 2005 was $185.3 million, an increase of $43.5 million over the end of fiscal 2004.

Business Outlook

The following business outlook is as of the date of this annual report and is subject to the Company’s safe harbor policy detailed above in “Forward Looking Statements”.

As previously noted, the Company’s fiscal 2005 top line revenue growth did not translate positively to the Company’s operating margin. For fiscal 2006, margin improvement will be a major focal point for the Company. The Company’s margin enhancement efforts will focus on better leveraging the Company’s distribution costs, specifically unused postage costs through the following initiatives:

•	establishing a dedicated “remnant” sales team dedicated to maximizing postage utilization;

•	refocusing the Company’s network group, which is responsible for the profile of the households where packages with unused postage are delivered;

•	continuing to grow new retail category expansions;

•	continuing to sell a greater proportion of the Company’s higher profit margin products; and

•	continuing to improve the financial results in the Company’s expansion program in the Southern California market.

In addition, during fiscal 2006, the Company will continue to strive to ensure that its customers understand and appreciate the beneficial qualities of and the value inherent in ADVO’s targeting capabilities and ADVO’s ability to positively affect and ultimately drive its advertisers’ sales. In fiscal 2006, as in previous years, the Company will continue to focus on improving ADVO’s operational efficiencies.

Other items of note that will affect fiscal 2006 include:

•	The Company’s operating results for fiscal 2006 will include the Company’s performance for a 53rd week due to the timing of the last Saturday in September.

•	The Company will implement its new order delivery system, the service delivery redesign project, during fiscal 2006.

•	The United States Postal Service Board of Governors completed its final consideration of the Postal Rate Commission’s (PRC) recommendation and announced a 5.4% postage rate increase across the board effective January 8, 2006. The Company intends to pass any postage increase through to its customers in fiscal 2006.

RESULTS OF OPERATIONS

FISCAL 2005 COMPARED TO FISCAL 2004

Revenues

Full-year fiscal 2005 revenues increased $139.8 million to $1,385.6 million over full-year fiscal 2004 revenues of $1,245.8 million. The double-digit revenue growth of 11.2% was predominantly the result of increased volume in the Company’s shared advertising products with new and existing clients. Nearly every region of the country and virtually all of the Company’s top ten retail-advertising categories experienced revenue growth. The Company’s volume growth was primarily attained through improved business in existing markets and increased frequency of mailings as a result of the Company’s ongoing market expansion programs, which commenced late in the fourth quarter of the prior year.

The revenue volume gains in fiscal 2005 were also realized because of shared advertising piece and package growth. During fiscal 2005, shared advertising pieces increased 14.8% to 34.2 billion pieces and shared advertising packages increased 16.1% to 4.2 billion packages. These increases in the Company’s shared advertising products were a significant component of the revenue growth during the reporting period.

Slightly offsetting the year-over-year revenue growth was a 2.5% decrease in revenue per thousand pieces to $37.31 in fiscal 2005 from $38.28 in fiscal 2004. This decrease resulted from shifts in overall product mix to lower margin products and a decrease in product weights associated with the weight of customers’ preprint circulars.

For fiscal 2005 average pieces per package decreased 1.2% from 8.33 pieces in fiscal 2004 to 8.23 pieces. The Company’s market expansion programs led to increases in the overall number of shared advertising packages delivered, which diluted the Company’s average number of pieces per package. Lower pieces per package are traditionally experienced within the industry during the early stages of a market expansion program until sales and marketing efforts are realized and the packages are completely filled. Throughout fiscal 2005 the Company’s trended average pieces per package improved sequentially during each reporting period in fiscal 2005. However, average pieces per package ran unfavorably to the prior year in the first and second quarters of fiscal 2005 by approximately 3.0%; essentially flat in the third quarter; and favorable to the prior year in the fourth quarter; resulting in an overall 1.2% decrease in fiscal 2005 from fiscal 2004 levels.

Total shared advertising packages and pieces delivered under the market expansion programs were 2.7 billion pieces and 0.5 billion packages for fiscal 2005. Excluding the unfavorable effect experienced as a result of the startup of the market expansion programs, total shared advertising packages and total shared advertising pieces increased 2.9% and 6.2%, respectively, over the prior fiscal year. These results demonstrate the continued growth in the Company’s core advertising business, outside of the market expansion programs.

Operating Expenses

Cost of sales for the year ended September 24, 2005 increased $146.6 million to $1,062.4 million against the prior year. This increase was mainly attributed to the distribution, printing and production costs associated with the volume growth in shared advertising packages and pieces delivered.

Printing costs increased 28.2% over prior year due to the volume growth in shared advertising pieces, as well as a shift towards printed products. Similarly, the growth in number of packages and pieces processed in the Company’s facilities led to increased production costs of 16.6% in fiscal 2005.

Distribution costs, predominately postage costs, increased 15.0% in fiscal 2005 and reflected costs associated with the packages and pieces mailed under the Company’s market expansion programs. Continuing the trend previously reported throughout fiscal 2005, the primary component of higher distribution costs was unused postage. Unused postage results from the lower pieces per package delivered in the market expansion programs. The Company is continuing its efforts to increase the average pieces per package in its market expansion programs and lower unused postage costs. In support of this effort, the Company has redirected certain resources toward improving its unused postage and has implemented several initiatives aimed at reducing unused postage costs.

For fiscal 2005 gross margin decreased 3.2 percentage points when compared to the prior year. This decline in gross margin was largely due to the postage costs associated with the market expansion programs, particularly in the Southern California market, and to a lesser extent, to the shift in overall product mix to lower margin products. The Company is focused on improving its gross margin performance in fiscal 2006.

Selling, general and administrative costs, (“SG&A costs”) increased $2.3 million for the fiscal year ended September 24, 2005 when compared to the same period of the prior year. As a percentage of revenue, SG&A costs were 17.6% for fiscal 2005 compared to 19.4% for fiscal 2004. The components of the increase in SG&A costs included the following:

•	a $6.3 million increase in commissions paid as a result of revenue growth and higher sales incentives;

•	a $2.8 million increase in employee benefit costs resulting from rising health and medical costs;

•	a $2.5 million decrease in incentive compensation because the Company did not reach its performance goals;

•	a $1.0 million decrease in consulting costs due to the termination of certain consulting projects performed in the prior year; and

•	a $3.3 million decrease in various miscellaneous costs, including lower amortization of aircraft rights as a result of the sale of those rights, fewer legal settlements, and decreased insurance premiums for directors and officers as a result of Company instituted coverage changes.

SG&A costs for both fiscal 2005 and 2004 included certain non-recurring charges. In the third quarter of fiscal 2005, the Company recorded a $3.5 million charge as a result of the Company’s organizational realignment which was designed to better focus the Company’s resources on the most significant and profitable business opportunities. In the third quarter of fiscal 2004, the Company incurred a $3.9 million charge related to the departure of the Company’s former Chief Executive Officer.

Bad debt expense was $9.6 million for fiscal 2005, which represents a $2.8 million increase over the prior year. This increase was primarily due to experience with specific customers in the Company’s satellite category. Bad debt expense as a percentage of revenues was 0.7% in fiscal 2005 versus 0.5% in fiscal 2004. Although bad debt expense is a result of many uncontrollable events and circumstances, the Company does not believe that its fiscal 2005 bad debt experience is indicative of a trend toward continuing increased bad debt expense.

Depreciation and amortization expense, which is a component of both costs of sales and SG&A costs, increased $3.4 million year-over-year. The increase is a result of the implementation and activation of certain phases of the service delivery redesign project and the depreciation expense associated with the new Windsor, Connecticut production facility which was placed into service in the last quarter of fiscal 2004.

Operating Income

The Company reported operating income of $69.1 million for fiscal 2005, which represented a decrease of $11.9 million from fiscal 2004 operating income of $81.0 million. As a percentage of revenues, operating income decreased 1.5 percentage points to 5.0% versus 6.5% in fiscal 2004. This decrease in operating margin was largely due to the additional distribution expenses related to the market expansion programs, particularly in the Southern California market. The year-over-year impact to operating income specifically attributable to the Southern California market was a loss of $28.9 million.

Interest Expense

Even though the Company’s average outstanding debt balance decreased in fiscal 2005 versus fiscal 2004, the Company incurred increased interest expense of $1.5 million to $6.9 million when compared to fiscal 2004, primarily due to higher market interest rates. The Company’s average interest rate in fiscal 2005 was 5.5% compared to 3.9% in fiscal 2004. The average outstanding debt balance was $124.9 million during fiscal 2005 versus $138.3 million during fiscal 2004.

Equity Earnings in Joint Ventures

The Company owns a 50% interest in Detroit Weekend Direct (“DWD”) and New England Direct (“NED”) and accounts for these interests under the equity method. These joint ventures with specific metropolitan newspapers create integrated print advertising solutions by combining targeted direct mail with newspaper distribution. The Company’s equity earnings in joint ventures were $2.0 million for fiscal 2005 versus $2.6 million for fiscal 2004.

Income Taxes

The Company’s effective tax rate for fiscal 2005 was 37.5% versus 36.0% in fiscal 2004. The fiscal 2004 tax rate was lower due to the beneficial impact of adjustments made to the tax accrual resulting from the completion of both state and federal audits. These adjustments were not available to the Company in fiscal 2005 resulting in a higher effective rate. The effective income tax rate for fiscal 2006 is expected to be between 38% and 39%.

Earnings per Share

Diluted earnings per share for fiscal 2005 were $1.27 compared to $1.59 in fiscal 2004. Fiscal 2005 diluted earnings per share were affected negatively by the decline in the Company’s operating margin as discussed above. In addition, fiscal 2005 diluted earnings per share were negatively affected $0.07 by the realignment charge.

FISCAL 2004 COMPARED TO FISCAL 2003

Revenues

The Company reported revenues of $1,245.8 million in fiscal 2004 increasing $82.7 million over fiscal 2003 revenues of $1,163.1 million. The 7.1% revenue growth was primarily attributable to volume gains in the Company’s shared advertising products, which were achieved through increased business in existing markets and increased frequency of mailings in response to client demand. The revenue growth was present across the country and in each of the Company’s top ten advertising categories, with the exception of the grocery category which would have grown absent the grocery strike. The grocery category was negatively affected by the grocery strike in Southern California that ended during the Company’s second quarter. The revenue volume gains were also illustrated by the growth in shared advertising packages and shared advertising pieces delivered. Shared advertising packages increased 4.9% to 3.6 billion packages and shared advertising pieces increased 9.9% to 29.8 billion pieces. Average shared advertising pieces per package, another key performance indicator of the Company, was 8.33, increasing 4.8% over fiscal 2003.

Offsetting the volume increases mentioned above was a 1.7% decrease in shared mail revenue per thousand pieces to $38.28 for fiscal 2004. This decline reflects the shift in product mix to lower priced products and a decrease in pricing.

During the fourth quarter of fiscal 2004, the Company announced the start-up of several additional advertising programs on alternative days of the week in Southern California and Pittsburgh. These programs commenced in the middle of September and contributed approximately $1.8 million of revenues.

Operating Expenses

The $56.5 million increase in fiscal 2004 cost of sales over fiscal 2003 was primarily attributable to higher distribution and print costs. Distribution costs, predominately comprised of postage costs, increased 6.2% over the prior year. The Company incurred increased postage costs as a result of the volume growth in shared advertising pieces and packages delivered. Print expense increased 15.2% due to the print costs associated with the growth in certain shared mail products. Also included in cost of sales were $2.4 million of costs associated with the new programs in Southern California and Pittsburgh that began in the fourth quarter of fiscal 2004. The Company opened a second facility in Los Angeles to fulfill the incremental demand driven by the expected volume increases in Southern California from the new weekend program and the continued growth in existing programs.

Cost of sales as a percentage of revenues decreased 0.4 percentage points from 73.9% in fiscal 2003 to 73.5% in fiscal 2004. This improvement was driven by increased revenues associated with the growth in average shared mail pieces per package in fiscal 2004 and the resulting efficiencies in postage utilization.

As a percentage of revenues, selling, general and administrative costs, including the provision for bad debts, (“SG&A” costs) were 19.1% in fiscal 2003 compared to 20.0% in fiscal 2004. SG&A costs increased $26.8 million over the prior year and were comprised of a $16.9 million increase in selling expense and a $9.9 million increase in general and administrative costs.

Selling expense increased over the prior fiscal year mainly due to increased commission and sales support costs directly associated with the fiscal 2004 revenue growth. Also contributing to the increased selling costs were the Company’s continued investments in selling capabilities associated with its Breakout Growth strategy. In addition, bad debt expense increased $3.0 million during fiscal 2004 primarily due to receivables associated with two specific clients.

The year-over-year increase in general and administrative costs was primarily due to the following factors:

•	a $4.0 million increase in employee benefits costs due to rising medical and insurance costs;

•	the $3.9 million severance charge associated with the departure of the Company’s former CEO;

•	a $1.4 million increase in depreciation expense primarily as a result of certain phases of the service delivery redesign project being placed into service; and

•	increases in miscellaneous costs including insurance premiums for directors and officers and legal fees.

In fiscal 2004 certain reductions in general and administrative expenses offset the year-over-year increases mentioned above. Specifically, the Company did not incur in fiscal 2004 the consulting expenses to the level recorded in fiscal 2003 related to that year’s project that focused on accelerating the Company’s revenue growth potential. The Company also paid lower incentive compensation wages in fiscal 2004 than fiscal 2003.

Operating Income

In fiscal 2004 the Company experienced a slight decrease in operating income, recording $81.0 million in fiscal 2004 versus $81.6 million in fiscal 2003. Fiscal 2004’s operating results were negatively affected by the $3.9 million pretax charge related to the departure of the Company’s former CEO.

Interest Expense

For fiscal 2004, the Company reported interest expense of $5.4 million versus $7.4 million in fiscal 2003. This $2.0 million decrease was primarily due to lower interest rates and a lower average outstanding debt balance. The average outstanding debt balance was $138.3 million in fiscal 2004 versus $163.5 million in 2003.

In an effort to lower interest expense and provide additional sources of capital for the Company’s ongoing operations, on December 4, 2003, the Company replaced its existing credit facilities, term loan and revolving line of credit, with the private placement of senior secured notes and a new bank revolver. The Company concluded that the replacement of the term loan with senior secured notes met the criteria of an extinguishment of debt per EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Consequently, all unamortized debt issue costs associated with the term loan were written off. In addition, the Company followed the guidance per EITF 98-14, “Debtor’s Accounting for Changes in the Line-of-Credit or Revolving-Debt Arrangements,” to calculate the amount of unamortized debt issue costs associated with the replacement of the revolving line of credit. In total, the Company wrote off $1.4 million of unamortized debt issue costs associated with the previous credit facilities.

Equity Earnings in Joint Ventures

The Company owns a 50% interest in Detroit Weekend Direct (“DWD”) and New England Direct (“NED”) and accounts for these interests under the equity method. These joint ventures with specific metropolitan newspapers create integrated print advertising solutions by combining targeted direct mail with newspaper distribution. The Company’s equity earnings in joint ventures increased $1.2 million to $2.6 million in fiscal 2004 primarily driven by increased revenue performance in the DWD joint venture.

Income Taxes

The Company’s effective tax rate for fiscal 2004 was 36.0% versus 34.3% in fiscal 2003. The lower effective tax rate in fiscal 2003 was the result of R&D credits earned and taken by the Company.

Earnings per Share

The Company reported diluted earnings per share of $1.59 in fiscal 2004 compared to $1.64 in fiscal 2003. The fiscal 2004 diluted earnings per share were affected negatively in the aggregate amount of $0.11 per share by charges discussed above related to the departure of the Company’s former CEO ($0.08) and the write-off of the unamortized debt issue costs associated with the debt retirement ($0.03).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ Equity

Stockholders’ equity was $185.3 million at September 24, 2005, a $43.5 million increase from the end of the prior fiscal year. This increase was primarily attributable to fiscal 2005’s net income of $40.0 million. Other items contributing positively to the increase were $15.7 million associated with employee stock plan activity and related tax benefits and $2.7 million of amortization of deferred compensation. Offsetting these increases were treasury stock purchases of $1.6 million related to elections by employees to satisfy tax withholding requirements for stock option exercises and quarterly cash dividends totaling $13.7 million.

Liquidity and Capital Resources

The following table summarizes selected measures of liquidity and capital resources.

(In millions)	September 24, 2005	September 25, 2004
Cash and cash equivalents	$46.2	$30.3
Cash generated from operating activities	$70.2	$95.0
Working capital	$126.0	$89.2
Working capital ratio	2.08	1.77
Total debt	$124.9	$125.2

The Company’s primary source of liquidity has been cash and cash equivalents and cash generated from operating activities. The Company also has unused commitments under its revolving line of credit that may be used to fund operating activities.

The Company’s cash and cash equivalents consist of bank balances and short-term investment funds. These investments have a high degree of liquidity and the maturities of these funds do not exceed three months. The management of cash is carefully controlled both to optimize returns on cash balances and to ensure that it is readily available to meet the Company’s operating requirements as they arise. The amount of cash on hand and borrowings available under the credit facilities are influenced by a number of factors including, fluctuations in the Company’s operating results, revenue growth, accounts receivable collections, the level of capital expenditures, cash requirements related to financing instruments, vendor terms and the timing of tax and other payments.

Based on current earnings projections and the prevailing economic conditions for customer demand, the Company believes that over the next twelve months it will have sufficient liquidity from cash and cash equivalents, cash flow from operating activities and borrowings from unused commitments on its revolving line of credit to fund its operations and working capital requirements as currently planned, its capital plan expenditures, interest payments on its indebtedness, contractual obligations, investments in additional advertising programs and anticipated quarterly cash dividends. While it is the Company’s intention to pay quarterly cash dividends in fiscal 2006 and beyond, any decision to pay future cash dividends will be made by the Company’s Board of Directors and will depend upon the Company’s earnings, financial condition and other factors.

Sources and Uses of Cash

The Company’s financial position remained strong throughout fiscal 2005 with cash and cash equivalents increasing $16.0 million over fiscal 2004. Net cash provided from operating activities totaled $70.2 million, while net cash of $52.5 million was used for investing activities and $1.8 million for financing activities.

Operating Activities

For the period ended September 24, 2005, net cash provided by operating activities was $70.2 million versus $95.0 million in the prior year. The Company’s earnings, which are the primary driver of cash provided by operating activities, decreased $8.8 million. In addition, the year-over-year decline was attributed to changes within working capital assets and liabilities.

Significant working capital requirements affecting net cash provided by operating activities for the year ended September 24, 2005 were as follows:

•	an increase in accounts receivable primarily due to the revenue growth and the extension of credit terms to existing larger reputable clients versus prepayment. This extension has contributed to the increase in the DSO metric from 40 days at September 25, 2004 to 43 days at September 24, 2005;

•	an increase in prepaid postage resulting from the prepayment of postage costs to United States Postal Service;

•	an increase in accounts payable due to the timing of vendor payments; and

•	a decrease in federal and state income taxes payable due the Company’s lower fiscal 2005 earnings and due to the prepayment of postage which lowered the Company’s tax liability.

Net cash provided by operating activities for fiscal 2004 was $95.0 million, slightly increasing $1.9 million from net cash provided by operating activities for fiscal 2003. The Company’s earnings, which are the primary driver of cash provided by operating activities, remained relatively consistent year-over-year. In addition, the year-over-year change included non-cash charges to earnings, specifically a decrease in deferred income taxes offset to a degree by an increase to the provision for bad debts primarily due to receivables associated with two specific clients.

In fiscal 2004, the Company’s principal working capital requirements, which also affected the net cash provided by operating activities, were as follows:

•	an increase in accounts receivable primarily due to the 12% revenue growth for the month of September compared to the same month of fiscal 2003. The revenue growth was attributable to shared mail piece and package growth. Also contributing to the increase was the extension of credit terms to existing major clients. The Company, however, maintained the same accounts receivable level of percent current as the previous fiscal year;

•	an increase in accounts payable due to the timing of vendor payments;

•	an increase in accrued compensation and benefits primarily due to the severance accrual recorded for the departure of the Company’s former CEO that will be paid through June 2006;

•	an increase in accrued other expanses due to higher client incentives, higher legal contingencies and the timing of interest expense payments.

Investing Activities

Net cash used by investing activities of $52.5 million for the year ended September 24, 2005 was primarily due to capital expenditures of $54.9 million. Offsetting the cash outflows for investing activities were proceeds from sale of aircraft rights of $2.4 million.

Investments in property, plant and equipment for the year ended September 24, 2005 totaled $54.9 million versus $71.0 million for the year ended September 25, 2004. Prior year expenditures were higher due to costs associated with the construction of the Company’s then new production facility that began in the first quarter of fiscal 2004.

Property, plant and equipment expenditures for fiscal 2005 included the following:

•	$25.2 million for software development for the Company’s service delivery redesign project;

•	$10.1 million for various production equipment including Alphaliners (computerized mail sorters);

•	$9.7 million for computer hardware and upgrades to existing software; and

•	$6.2 million for leasehold improvements at certain of the Company’s production facilities.

During fiscal 2005 the Company continued to develop software for the service delivery redesign project that is scheduled to be implemented in stages through fiscal 2006. This project will upgrade current software applications, employ new technology and work processes to speed information flow, and will automate several functions throughout the organization. Certain phases of the new software and systems have been placed into service during fiscal 2005 and 2004 with the remaining expected to be placed into service during fiscal 2006. In fiscal 2005 and 2004, the Company capitalized $25.2 million and $25.3 million, respectively, relating to software and software development for the service delivery redesign project.

During fiscal 2004 acquisitions of property, plant and equipment totaled $71.0 million and included projects similar to those discussed above along with the cost of a new production facility. The Company relocated its former Hartford, Connecticut production facility to a new location in Windsor, Connecticut. The total cost of the new facility through fiscal 2004 was $25.0 million, which includes $1.6 million of land acquisition costs. The construction costs for the Company’s new facility were recorded to construction in progress (“CIP”), which is included in property, plant & equipment. The majority of the construction costs were placed into service when the new facility opened in September 2004.

Other property, plant and equipment expenditures for fiscal 2004 included:

•	$25.3 million for software development for the Company’s service delivery redesign project;

•	$10.9 million for the deployment of Alphaliners (computerized mail sorters) and other production equipment; and

•	$4.6 million for the upgrade of computer hardware to meet the needs of financial and operational software currently being developed by the Company.

The Company’s fiscal 2006 capital plan estimates capital expenditures to be approximately $50.0 million. Historically, cash from operating activities has been sufficient to cover the financing of these capital expenditures. The Company expects this trend will continue and that cash from operating activities will be sufficient to cover future capital expenditures.

Financing Activities

Net cash used by financing activities was $1.8 million in fiscal 2005 and included cash inflows of $13.4 million of proceeds from the exercise of stock options. This cash inflow was offset by cash outflows of $1.6 million for treasury stock transactions pursuant to elections by employees to satisfy tax withholding requirements, and cash dividends totaling $13.7 million that were paid quarterly throughout fiscal 2005.

Net cash used by financing activities was $10.7 million in fiscal 2004 and reflects the following debt activity resulting from the refinancing in the first quarter of fiscal 2004:

•	the net effect of the payment of the term loan and borrowing of the senior secured notes;

•	net repayments on the revolving line of credit; and

•	the payment of $2.2 million of debt issue costs.

Other financing outflows for fiscal 2004 included quarterly cash dividend payments totaling $13.3 million and treasury stock transactions of $5.2 million pursuant to elections by employees to satisfy tax withholding requirements. Financing activity inflows for the year included proceeds of $15.2 million from stock options exercises, $9.2 million of which represented proceeds from exercises by the Company’s former CEO.

In the first quarter of fiscal 2004, the Company replaced its then existing credit facilities. The aggregate principal amount of the new credit agreements total $275 million, including the private placement of $125 million senior secured notes with several institutional investors and a $150 million revolving line of credit (“revolver”) with a syndicate of banks.

The senior secured notes consist of $65 million notes at a fixed interest rate of 5.71% (Series A Notes) and $60 million notes at a variable interest rate of LIBOR rate plus 0.92% (Series B Notes). The senior secured notes have a ten-year life and mature in December 2013. Interest is payable semi-annually on the Series A and quarterly on the Series B Notes.

The revolver has a four-year life and remains available until maturity in December 2007. The revolver bears interest, at the Company’s option, equal to the LIBOR rate or to the bank’s “base rate” plus an “applicable margin” based on certain financial ratios. The applicable margin ranges from 0.875% to 1.50% on the LIBOR rate and 0% to 0.50% on the base rate. Interest is payable quarterly or upon the maturity of the LIBOR contracts, whichever is shorter.

At September 24, 2005, the senior secured notes accounted for the entire outstanding debt balance of $125.0 million. There was no outstanding balance on the revolving line of credit. The Company anticipates it will be able to meet its debt obligations through internally generated funds from operations.

The Company pays fees on the unused commitments at a rate ranging from 0.20% to 0.40% depending on the Company’s debt ratio, as defined in the definitive agreement governing the revolver. At September 24, 2005, there was $138.5 million available for future borrowings, which reflects $11.5 million utilized by letters of credit under separate agreements related to the Company’s workers’ compensation program.

In the first quarter of fiscal 2004, the Company capitalized $2.2 million of debt issue costs directly associated with the issuance of the new debt. These costs are included in other assets and are being amortized either over the ten-year life of the senior secured notes or over the four-year life of the revolver, whichever is applicable.

Under the terms of the senior secured notes and the revolver, the Company is required to maintain certain financial ratios. The credit facilities also place restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt.

Contractual Obligations

The Company anticipates it will be able to meet the commitments detailed below through funds generated from operations or from available credit under its revolving line of credit.

(In millions)	Total debt	Operating leases
Less than one year	$(0.1)	$15.3
One to three years	—	30.8
Four to five years	—	14.5
After five years	125.0	11.0

Total	$124.9	$71.6

The Company’s long-term debt obligations are discussed above in the “Financing Activities” section. The amount of $(0.1) million listed in the “less than one year” category represents the fair value of the Company’s fixed to floating interest rate swap agreement at September 24, 2005.

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

The amendments extend the terms of the three agreements to December 31, 2012 and allow for cancellation of two of the agreements starting January 1, 2007, subject to certain possible termination charges ranging from $2.6 million to $0.3 million depending on the year in which the cancellation becomes effective. The third agreement can be terminated on January 1, 2009 subject to termination charges ranging from $0 to $30.5 million, depending on the Company’s spending with IBM over the contract period. Total charges under the terms of the agreement through 2012 would be approximately $165.0 million if not cancelled. Future commitments for the noncancellable portion of the agreements are $25.2 million for fiscal 2006, $20.8 million for fiscal 2007, $8.7 million for fiscal 2008 and $9.1 million for fiscal 2009. The agreements provide for the Company to pay a cost of living adjustment indexed on the rate of inflation. In addition, the Company may receive credits or incur additional charges if certain baseline utilization assumptions are exceeded or not met.

The Company has cancellable agreements with various paper suppliers to assure the continuity of supply as well as the supply of proper paper grades. Approximately 60 to 70% of the Company’s expected paper requirements are covered by these agreements. The Company has negotiated prices that are tied to a published paper price index. These arrangements expire at various dates through 2006 and bear no risk to loss as they are all cancellable at the Company’s option.

The Company has outstanding letters of credit of approximately $11.5 million under separate agreements expiring in April 2006, primarily relating to its workers’ compensation program.

MARKET RISK

The Company’s interest expense is sensitive to changes in interest rates. In this regard, changes in interest rates affect the interest paid on its debt. To mitigate the impact of interest rate fluctuations, the Company maintains interest rate swap agreements.

The Company entered into one interest rate swap agreement with a notional amount of $25 million to swap a portion of the 5.71% fixed rate interest on the Company’s $65 million senior secured notes for variable rate interest. At September 24, 2005, the fair market value of this agreement was a loss of $0.1 million and at September 25, 2004 a gain of $0.2 million. This fair value hedge expires on December 4, 2013.

The Company entered into three separate four-year interest rate swap agreements with notional amounts totaling $25 million to swap a portion of the variable rate interest on the Company’s $60 million senior secured notes for fixed rate interest. The start and maturity dates of these agreements are detailed in Note 8 to the Consolidated Financial Statements and included in this Annual Report on Form 10-K. At September 24, 2005 and September 25, 2004, the fair market value of the agreements in effect was a loss of $0.3 million and $0.6 million, respectively.

If interest rates should change by 2 percentage points in fiscal 2006 from those rates in effect at September 24, 2005, interest expense would increase/decrease by approximately $1.6 million. These amounts are determined by considering the hypothetical interest rates on the Company’s borrowing cost. The sensitivity analysis also assumes no changes in the Company’s financial structure.

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

Self-Insurance Claims

The Company self-insures a significant portion of expected losses under its workers’ compensation program and medical benefits claims. The Company’s liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The workers’ compensation accrual is based on an analysis of historical data and independent actuarial estimates, and is reviewed by the Company on a quarterly basis to ensure the liability is appropriate. Actuarial assumptions take into account claim-development factors based on loss history, economic conditions, the frequency or severity of claims, and settlement practices. The medical benefits claims accrual is based upon historical and trended claims. The Company maintains stop loss coverage for medical benefits claims with a third party insurer to limit the Company’s total liability exposure. Unexpected changes in claim trends, including the severity and frequency of claims, actuarial estimates, and medical cost inflation could result in costs that are significantly different than initially reported. The Company believes these estimates are reasonable based on information currently available, however, the possibility exists that future claims-related liabilities could increase due to unforeseen circumstances.

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

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No.123R (“Statement 123R”), “Share-Based Payment,” which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. Statement 123R is effective for fiscal years that begin after June 15, 2005 (fiscal 2006 for the Company).

The Company intends to adopt Statement 123R using the modified prospective method. This method will require the Company to apply the provisions of Statement 123R to new awards and to any awards that are unvested on the effective date and will not require the Company to restate prior periods. Compensation cost for the unvested awards will be recognized over the remaining service period using the compensation cost calculated for the Company’s pro forma disclosures that had been required by Statement 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

The Company reviewed and refined the assumptions utilized in determining its total stock compensation expense and will change its fair value option-pricing model from the Black-Scholes model to a binomial model for all options granted in fiscal 2006 and beyond. The Company believes that the binomial model is indicative of the stock option’s fair value and considers characteristics that are not taken into account under the Black-Scholes model. The Company expects the incremental annualized cost associated with the adoption of Statement 123R to be approximately $0.09 – $0.11 per diluted share in fiscal 2006.

Pro forma disclosures regarding the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation using the Black-Scholes option-pricing method under Statement 123 are disclosed in note 2 to the Consolidated Financial Statements and included in this Annual Report on Form 10-K. The actual impact to the Company’s financial statements upon adoption of the Statement 123R could differ from the pro forma information included in Note 2, as a result of differences in the option-pricing models used, estimates and assumptions, and options to be included in the calculation upon adoption.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of ADVO, Inc.

We have audited the accompanying consolidated balance sheets of ADVO, Inc. at September 24, 2005 and September 25, 2004 and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the three years in the period ended September 24, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADVO, Inc. at September 24, 2005 and September 25, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 24, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ADVO, Inc.’s internal control over financial reporting as of September 24, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 18, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Hartford, Connecticut

November 18, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ADVO, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, included at Item 9A, that ADVO, Inc. maintained effective internal control over financial reporting as of September 24, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ADVO, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ADVO, Inc. maintained effective internal control over financial reporting as of September 24, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ADVO, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 24, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of September 24, 2005 and September 25, 2004, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the three years in the period ended September 24, 2005 of ADVO, Inc. and our report dated November 18, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Hartford, Connecticut

November 18, 2005

ADVO, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)	Year ended September 24, 2005	Year ended September 25, 2004	Year ended September 27, 2003
Revenues	$1,385,642	$1,245,838	$1,163,113
Costs and expenses:
Cost of sales	1,062,382	915,767	859,223
Selling, general and administrative	244,552	242,256	218,422
Provision for bad debts	9,610	6,837	3,826

Operating income	69,098	80,978	81,642
Interest expense	(6,897)	(5,364)	(7,356)
Debt issue costs associated with debt retirement	—	(1,401)	—
Equity earnings in joint ventures	2,029	2,601	1,356
Other expense, net	(306)	(682)	(233)

Income before income taxes	63,924	76,132	75,409
Provision for income taxes	23,971	27,408	25,865

Net income	$39,953	$48,724	$49,544

Earnings per share:
Basic earnings per share	$1.29	$1.61	$1.67
Diluted earnings per share	$1.27	$1.59	$1.64

Dividends declared per share	$0.44	$0.44	$—

Weighted average basic shares	30,998	30,193	29,749
Weighted average diluted shares	31,378	30,680	30,129

See accompanying Notes to Consolidated Financial Statements.

ADVO, I nc.

Consolidated Balance Sheets

(In thousands, except share data)	September 24, 2005	September 25, 2004
Assets
Current assets:
Cash and cash equivalents	$46,238	$30,284
Accounts receivable, less allowances of $7,543 in 2005 and $5,229 in 2004	162,542	149,606
Inventories	2,500	2,123
Prepaid postage	10,747	1,342
Prepaid expenses and other current assets	6,360	6,446
Federal income taxes receivable	2,884	—
Deferred income taxes	10,996	15,484

Total Current Assets	242,267	205,285

Property, plant and equipment—net	194,003	177,937
Investment in deferred compensation plan	15,134	12,800
Goodwill	22,824	22,514
Other assets	4,502	8,873

Total Assets	$478,730	$427,409

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,276	$51,880
Accrued compensation and benefits	27,919	28,050
Customer advances	7,302	8,650
Federal and state income taxes payable	325	3,405
Accrued other expenses	25,468	24,088

Total Current Liabilities	116,290	116,073

Long-term debt	124,867	125,159
Deferred income taxes	29,641	25,330
Deferred compensation plan	16,172	13,821
Other liabilities	6,475	5,205

Stockholders’ equity
Preferred Stock, $.01 par value (Authorized 5,000,000 shares, none issued)	—	—
Common Stock, $.01 par value (Authorized 80,000,000 shares, issued 31,719,419 in 2005 and 31,020,658 in 2004)	317	310
Additional paid-in capital	180,510	160,145
Unamortized deferred compensation	(3,846)	(1,879)
Accumulated earnings (deficit)	17,182	(9,073)
Less shares of common stock held in treasury at cost, 260,104 in 2005 and 214,893 in 2004	(8,124)	(6,547)
Less shares of common stock held in deferred compensation trust	(1,038)	(1,021)
Accumulated other comprehensive income (loss)	284	(114)

Total Stockholders’ Equity	185,285	141,821

Total Liabilities and Stockholders’ Equity	$478,730	$427,409

See accompanying Notes to Consolidated Financial Statements.

ADVO, Inc.

Consolidated Statements of Cash Flows

(In thousands)	Year ended September 24, 2005	Year ended September 25, 2004	Year ended September 27, 2003
Cash flows from operating activities:
Net income	$39,953	$48,724	$49,544
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	38,359	35,901	33,671
Amortization of intangibles and deferred compensation	2,666	1,703	1,715
Amortization of debt issue costs	554	627	992
Deferred income taxes	8,678	2,810	7,688
Provision for bad debts	9,610	6,837	3,826
Equity earnings from joint ventures	(2,029)	(2,601)	(1,356)
Debt issue costs associated with debt retirement	—	1,401	—
Other	(10)	53	128
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(22,366)	(34,408)	(5,217)
Inventories	(373)	371	(61)
Prepaid postage	(9,404)	(584)	303
Prepaid expenses and other current assets	85	3,234	(4,038)
Investment in deferred compensation plan	(445)	(491)	(81)
Other assets	1,811	3,917	402
Accounts payable	3,254	15,385	3,572
Accrued compensation and benefits	(156)	2,769	461
Deferred compensation plan	445	491	81
Customer advances	(1,353)	3,653	(2,182)
Federal and state income taxes payable	(3,638)	(954)	5,933
Other liabilities	2,621	3,580	(3,458)
Distributions from equity joint ventures	1,963	2,559	1,197

Net cash provided by operating activities	70,225	94,977	93,120

Cash flows from investing activities:
Acquisitions, net of cash acquired	(219)	(220)	19
Expenditures for property, plant and equipment	(54,910)	(70,955)	(49,212)
Proceeds from disposals of property, plant and equipment	232	97	675
Proceeds from sale of aircraft rights	2,350	—	—

Net cash used by investing activities	(52,547)	(71,078)	(48,518)

Cash flows from financing activities:
Payments on term loan	—	(101,250)	(22,500)
Revolving line of credit—net	—	(29,000)	(16,500)
Proceeds on private placement notes	—	125,000	—
Note payable	—	—	(1,715)
Proceeds from exercise of stock options	13,406	15,230	1,645
Treasury stock transactions related to stock awards	(1,577)	(5,179)	(922)
Payment of debt issue costs	—	(2,213)	—
Cash dividends paid	(13,650)	(13,274)	—

Net cash used by financing activities	(1,821)	(10,686)	(39,992)

Effect of exchange rate changes on cash and cash equivalents	97	59	121

Change in cash and cash equivalents	15,954	13,272	4,731

Cash and cash equivalents at beginning of year	30,284	17,012	12,281

Cash and cash equivalents at end of year	$46,238	$30,284	$17,012

See accompanying Notes to Consolidated Financial Statements.

ADVO, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common stock		Additional paid-in capital	Unamortized deferred compensation	Accumulated earnings (deficit)	Treasury stock		Stock held in deferred compensation trust	Accumulated other comprehensive income (loss)	Total stockholders’ equity
(In thousands)	Shares	Amount				Shares	Amount
Balance—September 28, 2002	30,594	$306	$205,164	$(873)	$61,329	(10,754)	$(228,473)	$(484)	$(1,123)	$35,846
Components of comprehensive income:
Net income					49,544					49,544
Reclassification adjustment on derivative instruments									1,090	1,090
Cumulative translation adjustment									188	188

Total comprehensive income										50,822
Treasury stock transactions related to stock awards						(30)	(922)			(922)
Activity in deferred compensation trust								(327)		(327)
Retirement of treasury shares	(10,700)	(107)	(72,332)		(155,257)	10,700	227,696			—
Grants of restricted stock	62		2,101	(2,101)						—
Exercise of stock options	86	1	1,661			4	(17)			1,645
Tax effect—employee stock plans			658							658
Amortization of deferred compensation				1,346						1,346

Balance—September 27, 2003	20,042	$200	$137,252	$(1,628)	$(44,384)	(80)	$(1,716)	$(811)	$155	$89,068
Components of comprehensive income (loss):
Net income					48,724					48,724
Unrealized loss on derivative instruments, net of taxes									(370)	(370)
Cumulative translation adjustment									101	101

Total comprehensive income										48,455
Treasury stock transactions related to stock awards						(147)	(5,179)			(5,179)
Activity in deferred compensation trust								(210)		(210)
Cancellation of restricted stock	(24)		(662)	662						—
Grants of restricted stock	82	1	2,636	(2,612)						25
Exercise of stock options	911	9	14,873			12	348			15,230
Tax effect—employee stock plans			6,046							6,046
Stock split (three-for-two)	10,010	100			(100)					—
Cash dividends declared ($0.44 per share)					(13,313)					(13,313)
Amortization of deferred compensation				1,699						1,699

Balance—September 25, 2004	31,021	$310	$160,145	$(1,879)	$(9,073)	(215)	$(6,547)	$(1,021)	$(114)	$141,821
Components of comprehensive income:
Net income					39,953					39,953
Unrealized gain on derivative instruments, net of taxes									197	197
Cumulative translation adjustment									201	201

Total comprehensive income										40,351
Treasury stock transactions related to stock awards						(45)	(1,577)			(1,577)
Activity in deferred compensation trust								(17)		(17)
Cancellation of restricted stock	(26)		(798)	798						—
Grants of restricted stock	165	1	5,431	(5,431)						1
Exercise of stock options	559	6	13,400							13,406
Tax effect—employee stock plans			2,332							2,332
Cash dividends declared ($0.44 per share)					(13,698)					(13,698)
Amortization of deferred compensation				2,666						2,666

Balance—September 24, 2005	31,719	$317	$180,510	$(3,846)	$17,182	(260)	$(8,124)	$(1,038)	$284	$185,285

See accompanying Notes to Consolidated Financial Statements

ADVO, Inc.

Notes to Consolidated Financial Statements

Note 1:    Business

Organization    ADVO, Inc. (“ADVO” or the “Company”) is a direct mail media company which operates under one segment and is primarily engaged in soliciting and processing printed advertising from retailers, manufacturers and service companies for targeted distribution by both shared and solo mail to consumer households in the United States and Canada on a national, regional and local basis.

ADVO’s direct mail products and services include shared mail and solo mail. ADVO also provides ancillary services to complement its direct mail programs. The Company’s predominant source of revenue is from its shared mail programs. In these programs, the advertisements of several advertisers are combined in a single mail package. This offers the features of penetration and targeted marketing at a significant cost reduction when compared to mailing on an individual or solo mail basis. The Company’s client base consists principally of national and local grocers, quick serve restaurants, drug stores, discount and department stores, auto service, telecommunications companies and other retailers.

Note 2:    Summary of Accounting Policies

Principles of Consolidation    The consolidated financial statements include the accounts of ADVO and its subsidiaries. All significant intercompany transactions and balances among ADVO and its subsidiaries have been eliminated. Certain reclassifications have been made in the fiscal 2004 and 2003 financial statements to conform to the fiscal 2005 presentation. ADVO’s fiscal year closing date is the last Saturday in September.

The Company’s investments in joint ventures which are not “majority owned” or controlled are accounted for under the equity method. The Company’s portion of the earnings or losses of such joint ventures is recorded on the Consolidated Statement of Operations.

Business Segment Reporting    ADVO operates in one reportable segment, direct mail, in accordance with Statement of Financial Accounting Standards (“Statement”) No. 131, “Disclosure About Segments of an Enterprise and Related Information.” Approximately 99.3% of the Company’s fiscal 2005 revenues were generated in the United States and essentially all assets are located in the Untied States.

In fiscal 2005, 2004 and 2003, no one customer accounted for more than 6% of the Company’s sales.

Cash and Cash Equivalents    Cash and cash equivalents include highly liquid investment instruments with original maturities of three months or less when purchased. These investments are valued at cost, which approximates fair value.

Inventories    Inventories, which consist of raw materials, finished goods and spare parts, are valued at the lower of cost (first-in, first-out method) or market.

Long-Lived Assets    Property, plant and equipment are recorded at cost and include amounts associated with the development of software for internal use. Depreciation and amortization are computed generally by the straight-line method over the estimated useful lives of the respective assets (ranging from 3 to 40 years) or over the terms of the related leases for leasehold improvements. The Company continually monitors its property, plant and equipment assets for impairment. In determining whether any impairment losses have occurred, the Company evaluates the expected cash flows, on an undiscounted basis, of the underlying assets.

Goodwill and Other Intangibles    Intangible assets that have a finite life are amortized over their useful lives. Goodwill is tested for impairment at least annually. Impairment exists when the carrying amount of goodwill exceeds its fair market value. The Company performs the impairment tests annually in the first quarter of each fiscal year. Fair value has been determined using the discounted cash flow methodology. The Company has determined that no impairment of goodwill exists in fiscal 2005, 2004, and 2003.

Recognition of Revenues and Accounts Receivable    Revenues and accounts receivable are recognized when persuasive evidence of a sales arrangement exists and when services are rendered. The Company’s services are considered rendered when all printing, sorting, labeling and ancillary services have been provided and the package has been accepted by the United States Postal Service. There is no risk pertaining to customer acceptance and the sales arrangement specifies a fixed and determinable price and collectibility is reasonably assured. Credit is extended based on an evaluation of each customer’s financial condition; generally collateral is not required. Revenues are presented in the financial statements net of sales allowances and adjustments. Accounts receivable are presented in the financial statements net of allowances.

Allowance for Doubtful Accounts    The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectibility of its receivables on an ongoing basis taking into account a combination of factors. The Company reviews potential problems, such as past due accounts, a bankruptcy filing or deterioration in the customer’s financial condition, to ensure the Company is adequately accrued for potential loss. Accounts are considered past due based on when payment was originally due. The Company also calculates a trended write-off of bad debts over a rolling twelve-month period taking into account aging categories, historical trends and specific accounts. If a customer’s situation changes, such as a bankruptcy or creditworthiness, or there is a change in the current economic climate, the Company may modify its estimate of the allowance for doubtful accounts. The Company will write off accounts receivable at the time they are either deemed uncollectible or submitted to an outside agency for additional collection efforts.

Derivative Instruments    The Company uses derivative instruments to manage exposure to interest rate risks related to a portion of its outstanding debt. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The Company’s derivative instruments are considered “effective” under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For derivative instruments designated as fair-value hedges, changes in the fair value are recognized in earnings as an offset to the changes in the fair value of the exposures being hedged. For a derivative instrument designated as cash-flow hedges, changes in the fair value are deferred in accumulated other comprehensive income (loss) and recognized in earnings as the hedged transactions occur. See Note 8 for additional details on the derivative terms.

Stock-Based Compensation    The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock plans. Accordingly, compensation cost is recognized only for those arrangements, such as restricted stock, where the quoted market price of the stock at the grant date is in excess of the amount the employee must pay to acquire the stock.

Pro forma information regarding net income and earnings per share, as required by Statement No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003:

	Year ended September 24, 2005	Year ended September 25, 2004	Year ended September 27, 2003
Risk free rate of interest	5.1%	5.4%	5.3%
Dividend yield	1.5%	1.5%	0.0%
Volatility factor	20%	24%	41%
Expected life of option (years)	5.8	5.3	5.2

The weighted average fair value of options granted was $8.91 in 2005, $8.59 in 2004 and $9.23 in 2003.

(In thousands, except per share amounts)	Year ended September 24, 2005	Year ended September 25, 2004	Year ended September 27, 2003
Net income, as reported	$39,953	$48,724	$49,544
Add: Stock-based compensation expense included in reported net income, net of related tax effect	1,666	1,087	884
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	4,857	4,682	4,978

Pro forma net income	$36,762	$45,129	$45,450

Earnings per share:
Basic—as reported	$1.29	$1.61	$1.67
Basic—pro forma	$1.19	$1.49	$1.53

Diluted—as reported	$1.27	$1.59	$1.64
Diluted—pro forma	$1.18	$1.48	$1.51

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the stock options’ vesting period either 1 or 4 years. The pro forma effect on net income and related earnings per share may not be representative of future years’ impact since the terms and conditions of new grants may vary from the current terms.

Income Taxes    Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has recorded provisions for certain federal and state income tax contingencies, based on the likelihood of obligation, when needed in accordance with Statement No. 5, “Accounting for Contingencies.” As of September 24, 2005 and September 25, 2004, the Company had approximately $2.2 million and $2.1 million, respectively, accrued for this potential exposure, comprised of both income taxes and interest. These amounts are classified as income taxes payable on the Consolidated Balance Sheets. In the normal course of business, the Company is subject to challenges from tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact the ability of the Company to utilize income tax benefits as well as the estimated taxes to be paid in future periods. The Company believes it has appropriately accrued for income tax exposures.

Earnings Per Share    Basic earnings per share exclude common stock equivalents, such as stock options, and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that would occur if common stock equivalents, such as stock options, were exercised.

Foreign Currency Translation    The functional currency for the Company’s Canadian operation is the Canadian dollar. As such, assets and liabilities are translated into United States dollars at month-end exchange rates. Income and expenses are translated into United States dollars at average rates of exchange for the reporting period. Net changes resulting from such translations are excluded from net income and are recorded as a separate component of accumulated other comprehensive income (loss) in the consolidated financial statements. Gains and losses from foreign currency transactions are included in net income in the period in which they arise.

Comprehensive Income    Comprehensive income includes net income and all other changes in a company’s equity other than from transactions with the Company’s stockholders. Comprehensive income is shown as a separate component in the Consolidated Statements of Changes in Stockholders’ Equity.

The following summarizes the activity within accumulated other comprehensive (loss) income:

(In thousands)	Derivative Instruments	Cumulative Translation Adjustment	Total
Balance at September 28, 2002	$(1,090)	$(33)	$(1,123)
Reclassification adjustments on derivative instruments	1,090	—	1,090
Cumulative translation adjustment	—	188	188

Balance at September 27, 2003	—	155	155
Unrealized loss on derivative instruments, net of taxes	(370)	—	(370)
Cumulative translation adjustment	—	101	101

Balance at September 25, 2004	(370)	256	(114)
Unrealized gain on derivative instruments, net of taxes	197	—	197
Cumulative translation adjustment	—	201	201

Balance at September 24, 2005	$(173)	$457	$284

Fair Value of Financial Instruments    The Company’s financial instruments of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value amount of the Company’s debt approximates fair value due to the variable interest rate on the debt.

Use of Estimates    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, such as the allowance for doubtful accounts, valuations used to assess impairment of goodwill and intangible assets, self-insurance claims, depreciable lives of assets, accrual for client incentives, and income taxes. While management believes that the estimates and related assumptions used in the preparation of these financial statements are appropriate, actual results could differ from those estimates.

Note 3:    Acquisitions

In fiscal 2002, the Company acquired FACC Corporation (“FACC”), which was renamed ADVO Canada. Under the terms of the purchase agreement with FACC, the Company was required for three years to pay certain contingencies if certain future earnings objectives were achieved. For three consecutive years, ADVO Canada met its earnings targets and the previous shareholders received $0.2 million during the third quarter of fiscal years 2005, 2004 and 2003. The Company recorded these payments as additional goodwill.

Note 4:    Goodwill and Other Intangibles

Goodwill represents the excess of business acquisition costs over the fair value of net assets acquired. At September 24, 2005 and September 25, 2004, goodwill was $22.8 million and $22.5 million, respectively. The increase in goodwill is related to the $0.2 million payout to previous ADVO Canada shareholders during fiscal 2005 and foreign currency translation of $0.1 million.

Airplane use rights that were recorded as amortizable intangibles and included in other assets were sold in their entirety during fiscal 2005 resulting in a gain of $0.3 million. At September 24, 2005 and September 25, 2004, the net carrying value was zero and $2.3 million, respectively.

Note 5:    Property, Plant and Equipment

Balances of major classes of property, plant and equipment and accumulated depreciation and amortization are as follows:

(In thousands)	September 24, 2005	September 25, 2004	Depreciable Lives
Land, building and building improvements	$51,598	$47,057	5-40 years
Leasehold improvements	29,401	24,363	3-10 years
Machinery and equipment	120,288	112,502	5-10 years
Furniture and fixtures	20,368	20,107	5-7 years
Computer hardware	22,148	20,315	3 years
Computer software and software development costs	122,830	101,890	3-7 years
Construction in progress	54,105	47,905

Total	420,738	374,139
Less accumulated depreciation and amortization	226,735	196,202

Property, plant and equipment—net	$194,003	$177,937

Construction in progress is comprised principally of costs associated with software systems for internal use, which are expected to be in placed in service in fiscal 2006. The Company capitalized interest of $0.3 million and $0.5 million, respectively, for the years ended September 24, 2005 and September 25, 2004.

Note 6:    Accrued Compensation and Benefits

The composition of accrued compensation and benefits is as follows:

(In thousands)	September 24, 2005	September 25, 2004
Employee compensation	$12,419	$12,571
Workers’ compensation	7,513	6,813
Employee withholdings and other benefits	7,987	8,666

Total	$27,919	$28,050

During fiscal 2005, the Company incurred $3.5 million of organizational realignment charges primarily for severance of approximately 130 associates across all areas of the Company. As of September 24, 2005, $0.7 million of these costs were still payable. During fiscal 2004, the Company incurred a $3.9 million severance charge of wages, benefits and incentive compensation relating to the departure of its former Chief Executive Officer, of which $1.4 million is payable at September 24, 2005. The remaining balance for both items is included in employee withholdings and other benefits.

Note 7:    Accrued Other Expenses

The composition of accrued other expenses is as follows:

(In thousands)	September 24, 2005	September 25, 2004
Taxes other than income	$3,675	$3,447
Professional services	7,920	7,312
Interest	1,519	1,417
Client incentives	4,679	4,972
Legal contingency	635	2,320
Other	7,040	4,620

Total	$25,468	$24,088

Note 8:    Financing Arrangements

In the first quarter of fiscal 2004, the Company replaced its existing credit facilities. The aggregate principal amount of the credit facilities totals $275 million, and includes the private placement of $125 million senior secured notes with several institutional investors and a $150 million revolving line of credit (“revolver”) with a syndicate of banks. All of the assets of the Company and its subsidiaries have been pledged as collateral under the credit agreement.

The senior secured notes consist of $65 million notes at a fixed interest rate of 5.71% (Series A Notes) and $60 million notes at a variable interest rate of LIBOR rate plus 0.92% (Series B Notes). The senior secured notes have a ten-year life and mature in December 2013. Interest is payable semi-annually on the Series A Notes and quarterly on the Series B Notes.

The revolver has a four-year life and remains available until maturity in December 2007. The revolver bears interest, at the Company’s option, equal to the LIBOR rate or to the bank’s “base rate” plus an “applicable margin” (based on certain financial ratios). The applicable margin ranges from 0.875% to 1.50% on the LIBOR rate and 0% to 0.50% on the base rate. The Company has the option to select interest rates at either the LIBOR or base rate at the time of borrowing and/or conversion. Interest is payable quarterly or upon the maturity of the LIBOR contracts, whichever period is shorter.

A summary of debt is set forth in the following table:

(In thousands)	September 24, 2005	September 25, 2004
Private placement notes
Series A notes—5.71%	$65,000	$65,000
Fair value hedge (a)	(133)	159
Series B notes (b)	60,000	60,000
Revolver (c)	—	—

	124,867	125,159
Less current portion of long-term debt	—	—

Total long-term debt	$124,867	$125,159

(a)	Represents unrealized (loss) gain for fair value hedging arrangement (see “Derivatives and Hedging Activities” below for details).
(b)	The Series B Notes bear a three-month LIBOR rate of 4.681% and 2.98% at September 24, 2005 and September 25, 2004, respectively.
(c)	The revolving line of credit bears a base rate of 6.875% and 4.875% at September 24, 2005 and September 25, 2004, respectively.

The Company pays fees on the unused commitments at a rate ranging from 0.20% to 0.40% depending on the Company’s debt ratio, as defined. At September 24, 2005, there was $138.5 million available for future borrowings, which reflects $11.5 million utilized by letters of credit under separate agreements related to the Company’s workers’ compensation program.

In the first quarter of fiscal 2004, the Company capitalized $2.2 million of debt issue costs directly associated with the issuance of the new credit facilities. These costs are included in other assets and are being amortized either over the ten-year life of the senior secured notes or over the four-year life of the revolver, whichever is applicable.

As a result of the debt refinancing, the Company wrote off $1.4 million of unamortized debt issue costs associated with the previous credit facilities during the first quarter of fiscal 2004. The Company concluded that the replacement of the term loan with private placement notes met the criteria of an extinguishment of debt per EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Consequently, all unamortized debt issue costs associated with the term loan were written off. In addition, the Company followed the guidance per EITF 98-14, “Debtor’s Accounting for Changes in the Line-of-Credit or Revolving-Debt Arrangements,” to calculate the amount of unamortized debt issue costs associated with the replacement of the revolving line of credit and wrote off a portion of those costs. In accordance with EITF 98-14, the remaining unamortized debt issue costs of $0.6 million will be amortized over the life of the new revolver. At September 24, 2005 and September 25, 2004, unamortized costs totaled $1.8 million and $2.3 million, respectively.

Under the terms of the senior secured notes and revolver, the Company is required to maintain certain financial ratios. The credit facilities also place restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt.

Derivatives and Hedging Activities

During the first quarter of fiscal year 2004, the Company entered into various interest rate swap agreements allowing the Company to take advantage of low, near-term interest rates and to mitigate risk from exposure to forward upward movements in interest rates. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company documented all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions in accordance with Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company has determined that the current interest rate swap agreements qualify for treatment under the short-cut method of assessing effectiveness and are considered highly effective, as defined by Statement No. 133, since all of the terms of the derivative instruments match those of the hedged item.

The following table presents the notional amount of interest rate swaps by class:

(In thousands)

Financial Instrument	Hedge Type	Notional Amount	Start Date	Maturity Date
Fixed to floating	Fair Value	$25,000	12/23/03	12/04/13
Floating to fixed	Cash Flow	8,000	12/04/04	12/04/08
Floating to fixed	Cash Flow	8,000	12/04/05	12/04/09
Floating to fixed	Cash Flow	9,000	12/04/06	12/04/10

Statement No. 133 requires companies to recognize all derivatives on the balance sheet at fair value. Changes in the fair value of the interest rate swap agreements that are designated as fair value hedges are recognized in earnings as an offset to the changes in the fair value of the exposures being hedged. As a result, the fair value of the interest rate swap (fixed to floating), a loss of $0.1 million at September 24, 2005, decreased the carrying amount of debt and increased the interest rate swap liability. At September 25, 2004, the fair value of the interest rate swap was a gain of $0.2 million.

The changes in the fair value of the interest rate swap agreements that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) and are recognized in earnings as the hedged transactions occur. The fair value of the cash flow hedges was a payable of $0.3 million and $0.6 million, and was recorded, net of taxes, in accumulated other comprehensive income (loss) resulting in a balance of $0.2 million and $0.4 million, respectively at September 24, 2005 and September 25, 2004.

Note 9:    Stockholders’ Equity

On October 16, 2003, the Company announced a three-for-two stock split of its common stock effected in the form of a stock dividend. As a result of the split, stockholders received one additional share of common stock for every two shares held. The stock dividend was paid on November 7, 2003 to common shareholders of record as of October 24, 2003. The stock split was recorded by increasing common stock by $0.1 million and decreasing accumulated earnings by $0.1 million on the Consolidated Balance Sheets (issuance of 10 million shares at $0.01 par value). There was no effect to the Company’s overall equity position as a result of the stock split. All per share data have been restated to give retroactive effect to the split.

Also on October 16, 2003, the Company announced a regular quarterly cash dividend. The initial quarterly dividend was aligned with the stock split and was paid at a rate of $0.11 per share. The Company paid quarterly cash dividends totaling $13.7 million and $13.3 million for the years ended September 24, 2005 and September 25, 2004, respectively. This equates to a total of $0.44 per share for each year. The Company expects to continue to pay cash dividends on a quarterly basis.

During the previous fiscal years, the Company had announced several stock buyback programs and, on October 16, 2003, the Company increased the total authorized shares to be purchased to 1.5 million. The Company accounts for treasury stock under the cost method. Pursuant to the buyback programs, the Company purchased no shares for the years ended September 24, 2005 and September 25, 2004, and 10,000 shares for $0.3 million for the year ended September 27, 2003. Stock purchases under these programs exclude shares reacquired in connection with taxes due from associates on certain exercises under the Company’s stock option plans. As of September 24, 2005, there were 1.5 million shares remaining to be purchased.

On January 23, 2004, the Company’s stockholders approved the amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock, $0.01 par value per share, from 40 million to 80 million shares.

The Company has a Shareholder Protection Rights Plan (the “Rights Plan”) to protect shareholders from potential unfair hostile takeovers. The Rights Plan expires on February 11, 2013. Pursuant to the Rights Plan, common shareholders have one Right for each share of common stock held. The Rights become exercisable only in the event that any person acquires or commences a tender offer to acquire 15% or more of the Company’s common stock, as defined.

On September 26, 2003, the Company retired 10.7 million shares of treasury stock. The treasury stock retirement was effected by reducing the following: treasury stock by $227.7 million, common stock by $0.1 million, additional paid-in-capital by $72.3 million and accumulated earnings by $155.3 million on the Consolidated Balance Sheets. There was no effect to the Company’s overall equity position as a result of the retirement.

At September 24, 2005, there were 3.0 million shares of common stock reserved for issuance upon the exercise of stock options, 2.4 million of which represent options outstanding and 0.6 million of which represent shares available for future grant.

Note 10:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share data)	Year ended September 24, 2005	Year ended September 25, 2004	Year ended September 27, 2003
Net income	$39,953	$48,724	$49,544

Weighted average basic shares	30,998	30,193	29,749
Effect of dilutive securities:
Stock options	305	437	341
Restricted stock	75	50	39

Dilutive potential common shares	380	487	380

Weighted average diluted shares	31,378	30,680	30,129

Basic earnings per share	$1.29	$1.61	$1.67

Diluted earnings per share	$1.27	$1.59	$1.64

Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were 0.5 million, 0.1 million and 1.6 million in fiscal 2005, 2004 and 2003, respectively, and are not included in the calculation of diluted earnings per share.

Note 11:    Savings Plans

The Company has a savings plan for all employees, which qualifies as a profit sharing plan under the Internal Revenue Code of 1986, as amended, and other non-qualified savings plans. All plans feature both employee and employer matching contributions. The expense for matching contributions was $6.6 million, $6.4 million and $5.5 million for fiscal 2005, 2004 and 2003, respectively.

The Company has a rabbi trust agreement to protect the assets of its non-qualified deferred compensation plan (“Plan”). The Plan allows participants to defer amounts in excess of the dollar limitation regulated by the federal government to 401(k) plans. Each participant’s account in the Plan is comprised of the participant’s contribution, the Company’s matching contribution and the Plan’s earnings. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested,” the accounts of the rabbi trust are reported in the Company’s financial statements and the employer stock held in the rabbi trust must be classified within equity similar to the accounting for treasury stock. As such, the Company’s consolidated balance sheets at September 24, 2005 and September 25, 2004 reflect the investment in the rabbi trust and common stock held in the deferred compensation trust offset by the deferred compensation obligation due to the Company’s employees. These amounts are included in non-current assets, stockholders’ equity and non-current liabilities, respectively. The deferred compensation plan investments are considered trading securities and are reported at fair value with the realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recorded in operating income.

Note 12:    Stock Compensation Plans

The Company maintains one active stock-based compensation plan relating to stock options and restricted stock awards.

Stock Options

The Company’s 1998 Incentive Compensation Plan (the “1998 Plan”) allows a Committee appointed by the Board of Directors to grant both cash and equity awards including stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as deemed appropriate, to Directors and employees of the Company. The 1998 Plan provides for the granting of both incentive and non-qualified stock options. Currently, the Company has only granted non-qualified stock options that are generally exercisable 25% each year, cumulatively, beginning one year from the date of grant. The terms of the options may not exceed ten years and the option price shall not be less than the fair market value of the common stock on the date of grant. As of September 24, 2005, there were 0.6 million shares available for future grant under the 1998 Plan.

The exercise price of options and the required tax withholdings under the 1998 Plan may be paid in either cash or in shares of the Company’s common stock. In a stock-for-stock exercise, the employee tenders mature shares (held for 6 months or more) to the Company for a value equal to the fair market price of the common stock to pay for the exercise price of the options. Rather than accepting those shares and issuing a new certificate for the number of options exercised, the Company allows the employee to retain the shares and in turn issues a certificate for the net shares. The 1998 Plan also allows employees to withhold shares from the option exercise to meet required tax withholdings. The Company accounts for stock-for-stock exercises as fixed awards.

The 1998 Plan contains a reload feature for all options granted prior to June 30, 2002, which allows employees exercising options through a stock-for-stock exercise using mature shares, to be granted a new option (reload option) equal to the number of shares of common stock used to satisfy both the exercise price of the option and the tax withholding requirements. The reload options granted have an exercise price equal to the fair market value of the common stock on the grant date and vest one year from the grant date. The reload options retain the expiration date of the original option. The reload feature is not available for options granted after June 30, 2002 since the options granted subsequent to this date do not contain the reload feature in the original terms of the award. The Company accounts for options with the reload feature as fixed awards.

Information with respect to the Company’s stock option plans is summarized below:

	Options	Weighted Average Exercise Price
Outstanding at September 28, 2002	3,009,115	$21.78
Granted	578,025	22.93
Cancelled / forfeited	(201,784)	23.43
Exercised	(219,436)	17.72

Outstanding at September 27, 2003	3,165,920	22.16
Granted	669,759	30.99
Cancelled / forfeited	(257,568)	27.66
Exercised	(1,146,463)	17.92

Outstanding at September 25, 2004	2,431,648	26.01
Granted	773,898	34.95
Cancelled / forfeited	(183,206)	29.21
Exercised	(622,355)	25.00

Outstanding at September 24, 2005	2,399,985	$28.91

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of September 24, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of September 24, 2005	Weighted Average Exercise Price
$ 7.25 –$22.48	436,304	5.9	$19.89	251,428	$18.11
22.53 – 26.15	351,395	5.6	25.29	240,860	25.19
27.00 – 30.53	407,074	4.9	28.27	362,678	28.18
30.70 – 30.87	385,775	8.2	30.71	80,505	30.71
30.88 – 35.76	357,255	8.6	32.69	44,444	32.76
36.20 – 38.00	462,182	9.2	36.35	—	—

	2,399,985	7.1	$28.91	979,915	$25.28

Restricted Stock

The Company maintains the 1990 Non-Employee Directors’ Restricted Stock Plan (“1990 Non-Employee Plan”), which provides for the granting of 187,500 shares of common stock to non-employee directors. These grants of restricted stock vest after one year.

The Company issued restricted stock grants from the 1990 Non-Employee Plan and the 1998 Plan of 164,500 shares in fiscal 2005, 81,826 shares in fiscal 2004 and 62,000 shares in fiscal 2003. The weighted average grant price of the restricted shares granted during fiscal years 2005, 2004, and 2003 was $33.03, $32.22 and $33.89, respectively. The Company cancelled 26,000 restricted shares in fiscal 2005, 24,000 in fiscal 2004, and cancelled no restricted shares in 2003. At September 24, 2005 there were 217,167 shares of outstanding restricted stock.

The market value of shares at the date of the restricted stock award in excess of cash consideration received is charged to operations over the stock award’s restriction period. The compensation cost charged against income over the restriction period was $2.7 million, $1.7 million and $1.3 million for the years ended September 24,

2005, September 25, 2004 and September 27, 2003, respectively. In fiscal 2004, the Company recorded approximately $25,000 of deferred compensation expense for restricted stock grants that vested immediately. Unamortized deferred compensation was $3.8 million and $1.9 million at September 24, 2005 and September 25, 2004, respectively, and is recorded in unamortized deferred compensation within stockholders’ equity.

During the first quarter of fiscal 2004, the Company granted 26,000 performance-based restricted stock units to its now former Chief Executive Officer. The performance criteria was based on pre-established thresholds which were not met in fiscal 2005 nor in fiscal 2004, therefore, the 26,000 units were cancelled. No compensation expense was recorded for the years ended September 24, 2005 or September 25, 2004 since the performance criteria was not met.

Note 13:    Income Taxes

The components of the provision for income taxes are as follows:

(In thousands)	Year ended September 24, 2005	Year ended September 25, 2004	Year ended September 27, 2003
Federal:
Current	$13,155	$21,646	$16,667
Foreign	238	197	113
Deferred tax	7,318	2,329	6,369

Total Federal	20,711	24,172	23,149

State:
Current	1,724	2,643	1,340
Foreign	176	112	57
Deferred tax	1,360	481	1,319

Total State	3,260	3,236	2,716

Total Provision	$23,971	$27,408	$25,865

The Company’s effective income tax rate differed from the Federal statutory rate due to the following:

	Year ended September 24, 2005	Year ended September 25, 2004	Year ended September 27, 2003
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.3	3.4	3.0
Research & development credit	(0.9)	(1.0)	(2.8)
Daycare credit	(0.3)	—	—
Adjustment to tax accrual	—	(1.8)	(1.2)
Other	0.4	0.4	0.3

Effective income tax rate	37.5%	36.0%	34.3%

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

(In thousands)	September 24, 2005	September 25, 2004
Deferred income tax assets:
Deferred compensation	$6,480	$6,824
Employee benefits	5,475	4,295
Allowance for doubtful accounts	8,408	6,053
Capital loss carryforward	—	1,890
Other	4,911	3,372
State credits	2,628	2,850

Total deferred income tax assets	27,902	25,284
Valuation allowance	(2,628)	(2,850)

Net deferred tax assets	25,274	22,434

Deferred income tax liabilities:
Property, plant and equipment	(38,324)	(32,098)
Prepaid assets	(5,595)	(182)

Total deferred income tax liabilities	(43,919)	(32,280)

Net federal and state deferred income tax liabilities	$(18,645)	$(9,846)

The components of deferred income taxes included in the consolidated balance sheets are as follows:

(In thousands)	September 24, 2005	September 25, 2004
Current assets	$10,996	$15,484
Noncurrent liabilities	(29,641)	(25,330)

Net federal and state deferred income tax liabilities	$(18,645)	$(9,846)

The Company increased its prepayment funding of postage expense at the end of fiscal 2005, which accounts for the majority of the increase in the deferred income tax liabilities associated with prepaid assets. The prepayment amount is expected to be fully utilized by the Company within the first month of fiscal 2006.

A valuation allowance has been recorded against tax credit carry forwards for which realization is not assured. During fiscal 2004, the valuation allowance decreased less than $0.1 million from fiscal 2003.

Note 14:    Commitments and Contingencies

ADVO leases property and equipment under noncancellable operating lease agreements, which expire at various dates through 2014. The leases generally provide that the Company pays the taxes, insurance and maintenance expenses related to the leased assets. Rental commitments at September 24, 2005 under long-term noncancellable operating leases are as follows:

(In thousands)
Fiscal year:
2006	$15,346
2007	12,041
2008	10,644
2009	8,079
2010	6,952
Thereafter	18,519

Total minimum lease payments	$71,581

Certain of these leases contain renewal options and certain leases also provide for cost escalation payments. Rental expense for the years ended September 24, 2005, September 25, 2004 and September 27, 2003 was approximately $20.3 million, $20.2 million and $20.6 million, respectively.

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

The amendments extend the terms of the three agreements to December 31, 2012 and allow for cancellation of two of the agreements starting January 1, 2007, subject to certain possible termination charges ranging from $2.6 million to $0.3 million depending on the year in which the cancellation becomes effective. The third agreement can be terminated on January 1, 2009 subject to termination charges ranging from $0 to $30.5 million, depending on the Company’s spending with IBM over the contract period. Total charges under the terms of the agreement through 2012 would be approximately $165 million if not cancelled. Future commitments for the noncancelable portion of the agreements are $25.2 million for fiscal 2006, $20.8 million for fiscal 2007, $8.7 million for fiscal 2008 and $9.1 million for fiscal 2009. The agreements provide for the Company to pay a cost of living adjustment indexed to the rate of inflation. In addition, the Company may receive credits or incur additional charges if certain baseline utilization assumptions are exceeded or not met.

The Company has cancellable agreements with various paper suppliers to assure the continuity of supply as well as supply of proper paper grades. Approximately 60% to 70% of the Company’s expected paper requirements are covered by these agreements. The Company has negotiated prices that are tied to a published paper price index. These arrangements expire at various dates through 2006 and bear no risk to loss as they are all cancellable at the Company’s option.

ADVO is party to various legal proceedings and claims related to its normal business operations, including several suits in which it is a defendant. In the opinion of management, the Company has substantial and meritorious defenses for these claims and proceedings in which it is a defendant, and believes these matters will be ultimately resolved without a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

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

Chopra, et al .v. ADVO, Inc.

The Company was the defendant in the Chopra, et al .v. ADVO, Inc. case where the plaintiffs, five former Company employees, alleged that the Company terminated them because of their national origin. The judgement was entered in favor of the plaintiffs in the amount of $0.65 million, plus attorneys fees of $0.7 million and simple interest of 10% until the judgement is paid. The Company had accrued approximately $1.3 million at September 25, 2004, which was subsequently paid during the first quarter of fiscal 2005.

Note 15:    Supplemental Cash Flow Information

(In thousands)	Year ended September 24, 2005	Year ended September 25, 2004	Year ended September 27, 2003
Cash paid during the year for:
Interest expense	$5,902	$4,216	$7,394
Income taxes	21,109	26,759	12,993

Total cash paid	$27,011	$30,975	$20,387

Non-cash activities during the year for:
Deferred compensation plan investment gains	$1,905	$1,413	$1,687

Note 16:    Equity Investments and Related Party Transactions

The Company owns a 50% interest in Detroit Weekend Direct (“DWD”) and New England Direct (“NED”) and accounts for these interests under the equity method. These joint ventures are with specific metropolitan area newspapers creating integrated print advertising solutions by combining targeted direct mail with newspaper distribution. DWD was formed in October 2001 and NED was formed in July 2001. ADVO’s equity investment balance in these joint ventures was $1.0 million at both September 24, 2005 and September 25, 2004.

Equity earnings in these joint ventures were $2.0 million, $2.6 million and $1.4 million, respectively, for the years ended September 24, 2005, September 25, 2004 and September 27, 2003. At September 24, 2005 and September 25, 2004, the Company had a payable due to these joint ventures of $0.6 million and $0.3 million, respectively. The payable results from transactions in the normal course of business and is recorded within accrued other expenses. During fiscal 2005, 2004 and 2003, the Company recorded revenues associated with production of the mail packages for the joint ventures of $2.5 million, $2.6 million and $2.3 million, respectively.

Note 17:    Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No.123R, “Share-Based Payment,” which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. Statement 123R is effective for fiscal years that begin after June 15, 2005 (fiscal 2006 for the Company).

The Company intends to adopt Statement 123R using the modified prospective method. This method will require the Company to apply the provisions of Statement 123R to new awards and to any awards that are unvested on the effective date and will not require the Company to restate prior periods. Compensation cost for the unvested awards will be recognized over the remaining service period using the compensation cost calculated for the Company’s pro forma disclosures that had been required by Statement 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

The Company reviewed and refined the assumptions utilized in determining its total stock compensation expense and will change its fair value option-pricing model from the Black-Scholes model to a binomial model for all options granted in fiscal 2006 and beyond. The Company believes that the binomial model is indicative of the stock option’s fair value and considers characteristics that are not taken into account under the Black-Scholes model. The Company expects that the incremental annualized cost associated with the adoption of Statement 123R to be approximately $0.09 - $0.11 per diluted share in fiscal 2006.

Note 18:    Quarterly Financial Data (Unaudited)

(In millions, except per share data)

Fiscal year ended September 24, 2005	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter
Revenues	$350.1	$338.8	$353.6	$343.2
Gross profit	81.3	78.1	87.9	75.9
Operating income	14.1	18.5	22.4	14.1
Net income	8.1	10.5	13.0	8.4
Basic earnings per share	0.26	0.34	0.42	0.27
Diluted earnings per share	0.26	0.33	0.41	0.27

Fiscal year ended September 25, 2004	First Quarter (2)	Second Quarter	Third Quarter (3)	Fourth Quarter
Revenues	$302.4	$304.3	$318.9	$320.3
Gross profit	81.0	80.9	87.5	80.7
Operating income	19.8	19.0	20.7	21.6
Net income	11.2	11.5	13.3	12.7
Basic earnings per share	0.37	0.38	0.44	0.42
Diluted earnings per share	0.37	0.38	0.43	0.41

(1)	Includes a pretax charge of $3.5 million, or $0.07 per share, related to the Company’s organizational realignment.
(2)	Includes a pretax charge of $1.4 million, or $0.03 per share, related to the write-off of debt issue costs associated with the debt retirement.
(3)	Includes a pretax charge of $3.9 million, or $0.08 per share, related to the departure of the Company’s former Chief Executive Officer.

ADVO, Inc.

Schedule II—Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserves		Balance at end of period
Year ended September 27, 2003:
Allowances for sales adjustments	$3,518	$—	$7,976	(b)	$8,773		$2,721
Allowances for doubtful accounts	3,646	3,645	(905	) (c)	4,276	(a)	2,110
Allowances for notes receivable	—	181	905	(c)	253		833
Accumulated amortization intangibles	8,767	370	—		—		9,137

	$15,931	$4,196	$7,976		$13,302		$14,801

Year ended September 25, 2004:
Allowances for sales adjustments	$2,721	$—	$9,665	(b)	$9,188		$3,198
Allowances for doubtful accounts	2,110	5,687	(98)		5,668	(a)	2,031
Allowances for notes receivable	833	1,150	260		506		1,737
Accumulated amortization intangibles	9,137	3	—		—		9,140

	$14,801	$6,840	$9,827		$15,362		$16,106

Year ended September 24, 2005:
Allowances for sales adjustments	$3,198	$—	$8,869	(b)	$9,687		$2,380
Allowances for doubtful accounts	2,031	9,610	—		6,478	(a)	5,163
Allowances for notes receivable	1,737	—	—		—		1,737
Accumulated amortization intangibles	9,140	—	—		—		9,140

	$16,106	$9,610	$8,869		$16,165		$18,420

(a)	Write-off of uncollectible accounts, net of recoveries on accounts previously written off.
(b)	Reduction of revenues.
(c)	Reflects the reclassification of accounts receivable to notes receivable.

Index to Exhibits

Exhibit No.	Exhibit	Where Located
3(a)	Certificate of Amendment of Restated Certificate of Incorporation of ADVO.	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2003.

3(b)	Restated By-laws of ADVO.	Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K dated July 21, 1999.

4(a)	Amended and Restated Stockholder Protection Rights Agreement, dated as of February 10, 2003, between the Company and Mellon Investor Services LLC, as Rights Agent, including Exhibit A and Exhibit B.	Incorporated by reference to Exhibit 4(a) of the Company’s Form 8-K dated November 25, 2002.

10(a)	Employment Agreement dated July 31, 1998 between ADVO and Gary M. Mulloy. *	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 1998.

10(b)	1998 Incentive Compensation Plan. *	Incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement for the annual meeting held on January 21, 1999.

10(c)	The ADVO Deferred Compensation Plan. *	Incorporated by reference to Exhibit 4(a) of the Company’s Form S-8 filed on October 6, 2000.

10(d)	Trust Agreement between ADVO and Fidelity Management Trust Company for the ADVO, Inc. Executive Deferred Compensation Plan Trust dated January 2, 2003. *	Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

10(e)	Amended 1990 Non-Employee Directors Restricted Stock Plan. *	Incorporated by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

10(f)	Credit Agreement dated December 4, 2003 between ADVO and a syndicate of banks led by JPMorgan Chase Bank as Administrative Agent.	Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

10(g)	ADVO, Inc. $125,000,000 Note Purchase Agreement with private lenders dated December 4, 2003.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

10(h)	Employment Agreement dated June 15, 2004 between ADVO and Bobbie Gaunt. *	Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004.

10(i)	Separation Agreement dated June 14, 2004 between ADVO and Gary Mulloy. *	Incorporated by reference to Exhibit 10 to the Company’s Form 8-K for dated June 14, 2004.

10(j)	Employment Agreement dated October 11, 2004 between ADVO and S. Scott Harding. *	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated October 11, 2004.

10(k)	Amended Employment Agreement dated October 10, 2004 between ADVO and Bobbie Gaunt. *	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated October 11, 2004.

10(l)	Amendment No. 1 to Employment Agreement dated November 5, 2004 between ADVO and S. Scott Harding. *	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 5, 2004.

Exhibit No.	Exhibit	Where Located

10(m)	Amendment No. 2 to Employment Agreement dated May 20, 2005 between ADVO and S. Scott Harding.*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 20, 2005.
10(n)	Agreement for Information Technology Services, dated April 1, 2005 between ADVO and International Business Machines (“IBM”).	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2005.

10(o)	Server Farm Management Services Agreement dated April 1, 2005 between ADVO and IBM.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2005.

10(p)	Agreement for NetWorkStation Management Services, dated April 1, 2005 between ADVO and IBM.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2005.

10(q)	Severance Agreement between ADVO and Jeffrey E. Epstein dated June 6, 2005.*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 6, 2005.

10(r)	Form of Change in Control Executive Severance Agreement between ADVO and the Executive Officers named therein (national vice president and vice president level).*	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2005.

10(s)	Form of Change in Control Executive Severance Agreement between ADVO and the Executive Officers named therein (senior vice president level).*	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2005.

10(t)	Form of Change in Control Executive Severance Agreement between ADVO and the Executive Officers named therein (executive vice president level).*	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2005.

14	Code of Business Ethics and Conduct.	Incorporated by reference to Exhibit 14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2005.

21	Subsidiaries of the Registrant.	Filed herewith.

23	Consent of Registered Public Accounting Firm.	Filed herewith.

24	Power of Attorney.	See signature page.

31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management contract or compensatory plan required to be filed as an exhibit pursuant to item 14(c) of this report.