Form 10-Q
period 2005-12-24
ADVO INC
filed 2006-02-02
CIK 801622

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 24, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of January 21, 2006 there were 31,504,986 shares of common stock outstanding.

ADVO, Inc.

Index to Quarterly Report

on Form 10-Q

Quarter Ended December 24, 2005

ADVO, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 24, 2005	September 24, 2005
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$37,883	$46,238
Accounts receivable, net	175,073	162,542
Inventories	2,883	2,500
Prepaid postage	4,928	10,747
Prepaid expenses and other current assets	8,378	6,360
Federal income taxes receivable	—	2,884
Deferred income taxes	12,739	10,996

Total current assets	241,884	242,267
Property, plant and equipment	429,707	420,738
Less accumulated depreciation and amortization	(235,157)	(226,735)

Net property, plant and equipment	194,550	194,003
Investment in deferred compensation plan	15,975	15,134
Goodwill	22,829	22,824
Other assets	4,539	4,502

TOTAL ASSETS	$479,777	$478,730

LIABILITIES
Current liabilities:
Current portion of long-term debt	$4,500	$—
Accounts payable	31,710	55,276
Accrued compensation and benefits	28,653	27,919
Customer advances	7,775	7,302
Federal and state income taxes payable	7,398	325
Other current liabilities	24,462	25,468

Total current liabilities	104,498	116,290
Long-term debt	124,394	124,867
Deferred income taxes	28,826	29,641
Deferred compensation plan	17,017	16,172
Other liabilities	9,590	6,475
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value (Authorized 5,000,000 shares, none issued)	—	—
Common stock, $.01 par value (Authorized 80,000,000 shares, issued 31,720,732 and 31,719,419 shares, respectively)	317	317
Additional paid-in capital	178,161	180,510
Unamortized deferred compensation	—	(3,846)
Accumulated earnings	25,691	17,182

	204,169	194,163
Less shares of common stock held in treasury, at cost	(8,124)	(8,124)
Less shares of common stock held in deferred compensation trust	(1,042)	(1,038)
Accumulated other comprehensive income	449	284

Total stockholders’ equity	195,452	185,285

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$479,777	$478,730

See Accompanying Notes.

ADVO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three months ended
	December 24, 2005	December 25, 2004
Revenues	$358,225	$350,053
Costs and expenses:
Cost of sales	276,348	268,726
Selling, general and administrative	59,563	65,337
Provision for bad debts	1,666	1,844

Operating income	20,648	14,146
Interest expense	(1,986)	(1,546)
Equity earnings in joint ventures	827	655
Other income (expense), net	39	(155)

Income before income taxes	19,528	13,100
Provision for income taxes	7,557	5,011

Net income	$11,971	$8,089

Basic earnings per share	$0.38	$0.26

Diluted earnings per share	$0.38	$0.26

Dividends declared per share	$0.11	$0.11

Weighted average basic shares	31,249	30,729
Weighted average diluted shares	31,422	31,133

See Accompanying Notes.

ADVO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended
	December 24, 2005	December 25, 2004
Cash flows from operating activities:
Net income	$11,971	$8,089
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Depreciation	9,580	9,280
Stock-based compensation	1,510	737
Amortization of debt issue costs	138	138
Deferred income taxes	(2,659)	(1,503)
Provision for bad debts	1,666	1,844
Equity earnings from joint ventures	(827)	(655)
Other	(20)	4
Change in operating assets and liabilities, Net of effects of acquisitions:
Accounts receivable	(14,175)	(30,053)
Inventories	(382)	(926)
Prepaid postage	5,820	(128)
Prepaid expenses and other current assets	(2,017)	377
Investment in deferred compensation plan	(189)	(447)
Other assets	223	2,133
Accounts payable	(23,590)	(4,043)
Accrued compensation and benefits	733	5,230
Deferred compensation plan	189	447
Customer advances	472	165
Federal and state income taxes payable	9,923	4,944
Other liabilities	1,871	(623)
Distributions from equity joint ventures	428	577

Net cash provided (used) by operating activities	665	(4,413)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(10,129)	(8,768)
Proceeds from disposals of property, plant and equipment	22	30

Net cash used by investing activities	(10,107)	(8,738)

Cash flows from financing activities:
Revolving line of credit - net	4,500	—
Proceeds from exercise of stock options	21	1,653
Treasury stock transactions related to stock awards	—	(225)
Cash dividends paid	(3,443)	(3,378)

Net cash provided (used) by financing activities	1,078	(1,950)

Effect of exchange rate changes on cash and cash equivalents	9	30
Change in cash and cash equivalents	(8,355)	(15,071)
Cash and cash equivalents at beginning of period	46,238	30,284

Cash and cash equivalents at end of period	$37,883	$15,213

Noncash activities:
(Increase) in the fair market value of interest rate swaps	(219)	(250)
Deferred compensation plan investment gains	656	1,412

See Accompanying Notes.

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of presentation

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

Operating results for the three-month period ended December 24, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO’s annual report on Form 10-K for the fiscal year ended September 24, 2005.

Certain reclassifications have been made in the fiscal 2005 financial statements to conform with the 2006 presentation.

The Company’s fiscal year 2006 contains an additional week compared to the prior fiscal year as a result of the Company’s 52-53 week accounting cycle. The extra week will be reflected within the third quarter of fiscal year 2006.

2.	Significant Accounting Policies

A comprehensive discussion of the Company’s significant accounting policies is included in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2005. The Company’s stock-based compensation accounting policy has changed to reflect the adoption of Statement of Financial Accounting Standards No. 123R, (“Statement 123R”), “Share Based Payments”.

Stock-Based Compensation In the first quarter of fiscal 2006, the Company adopted Statement 123R. Prior to fiscal year 2006, the Company accounted for stock awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Accordingly, compensation cost was recognized only for those arrangements, such as restricted stock, where the quoted market price of the stock at the grant date, was in excess of the amount the employee was required to pay to acquire the stock. Prior to fiscal year 2006, no compensation expense was recognized for stock options granted to employees because all stock options granted had exercise prices equal to the market price of the underlying common stock on the date of the grant.

Effective September 25, 2005, the first day of the Company’s fiscal year, the Company adopted Statement 123R which requires all share based payments, including grants of stock options, to be recognized in the consolidated statement of operations as an operating expense, based on their fair values on the grant date, over the requisite service period. The Company elected to adopt Statement 123R under the modified-prospective transition method. Prior period stock option financial information was valued using the Black-Scholes method. The Company is not required to restate prior periods. Under this transition method, stock based compensation expense for the three months ended December 24, 2005 includes:

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(a)	Compensation expense for all stock option awards granted prior to, but not vested as of, September 25, 2005, based on the fair value estimated at grant date in accordance with the original provisions of Statement No. 123, “Accounting for Stock-Based Compensation”;

(b)	Compensation expense for all stock option awards granted subsequent to September 25, 2005, based on the fair value estimated at grant date in accordance with Statement 123R; and

(c)	Compensation expense for all restricted stock awards in accordance with the provisions of Statement 123R.

Compensation expense for stock-based awards is recognized in the consolidated statement of operations in cost of sales and general and administrative expenses. For the quarters ended December 24, 2005 and December 25, 2004, the Company’s total stock-based compensation expense was $1.5 million ($0.9 million, net of tax) and $0.7 million ($0.5 million, net of tax), respectively. Included in this total stock-based compensation expense is incremental expense for stock options, as a result of the adoption of Statement 123R, of $0.8 million ($0.5 million, net of tax) for the three months ended December 24, 2005. For periods prior to the adoption of Statement 123R, the Company followed APB 25 and recorded stock-based compensation expense for restricted stock grants only.

The Company estimated forfeitures in calculating the expense related to stock-based compensation for both the stock option awards granted prior to, but not vested as of September 25, 2005, as well as, stock option awards granted subsequent to September 25, 2005. The Company is required to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. The adoption of Statement 123R did not have a material effect on cash flow for the three months ended December 24, 2005.

As of December 24, 2005, there was $7.3 million of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted average period of approximately 2.7 years.

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement 123R to stock-based compensation for all periods presented:

	Three months ended
	December 24, 2005	December 25, 2004
(In thousands, except per share amounts)
Net income, as reported	$11,971	$8,089
Add: Stock-based compensation expense included in reported net income, net of related tax effects	926	455
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	926	1,349

Pro forma net income	$11,971	$7,195

Earnings per share:
Basic – as reported	$0.38	$0.26
Basic – pro forma	$0.38	$0.23
Diluted – as reported	$0.38	$0.26
Diluted – pro forma	$0.38	$0.23

The Company reviewed and refined the assumptions utilized in determining its total stock-based compensation expense and changed its fair value option-pricing model from the Black-Scholes model to a binomial lattice model for all options granted in fiscal 2006 and the future. The Company believes the binomial lattice model is more indicative of the stock option’s fair value. It considers characteristics such as employee demographic statistics and the exercise pattern of option holders throughout the option’s term. The Black-Scholes model is not influenced by economic and behavioral assumptions. The volatility assumption used in our binomial lattice model uses a structure of volatilities reflecting a 1-to-4.5 year weighted average volatility. Our volatility assumption will be redeveloped quarterly. The forfeiture assumption is based on the Company’s historical employee behavior over the last nine years to which standard actuarial probabilities have been applied. The Company expects that the incremental annualized cost associated the adoption of Statement 123R to be approximately $0.09 - $0.11 per diluted share in fiscal 2006.

Weighted-average assumptions used in determining fair value of option grants:

	Three months ended
	December 24, 2005 (1)	December 25, 2004 (2)
Risk free rate of interest	4.3%	6.1%
Dividend yield	1.4%	1.5%
Volatility factor	28.4%	23.3%
Expected life of option (years)	4.6	5.7

(1)	Assumptions used in binomial lattice option pricing model.

(2)	Assumptions used in Black-Scholes option pricing model.

The weighted average fair value of options granted was $6.95 during the period ended December 24, 2005 and $9.70 during the period ended December 25, 2004.

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in a company’s equity other than from transactions with the company’s owners. The Company’s comprehensive income was as follows:

	Three months ended
	December 24, 2005	December 25, 2004
(In thousands)
Net income	$11,971	$8,089
Other comprehensive income:
Unrealized gain on derivative instruments	154	30
Foreign currency translation adjustment	11	67

Total comprehensive income	$12,136	$8,186

4.	Earnings per Share

Basic earnings per share excludes common stock equivalents, such as stock options, and is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as stock options, were exercised.

	Three months ended
	December 24, 2005	December 25, 2004
(In thousands, except per share data)
Net income	$11,971	$8,089

Weighted average basic shares	31,249	30,729
Effect of dilutive securities:
Stock options	80	329
Restricted stock	93	75

Dilutive potential basic shares	173	404

Weighted average diluted shares	31,422	31,133

Basic earnings per share	$0.38	$0.26

Diluted earnings per share	$0.38	$0.26

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	Stock Plans

The Company maintains one active stock-based compensation plan relating to stock options and restricted stock awards. Subsequent to the end of the quarter, at the Company’s Annual Meeting of Stockholders held on January 26, 2006, the Company’s stockholders approved and adopted the 2006 Incentive Compensation Plan (“2006 Plan”). The 2006 Plan will replace the 1998 Incentive Compensation Plan (“1998 Plan”). No additional awards will be made under the 1998 Plan as of January 26, 2006.

Stock Options

The Company’s 1998 Plan allows a Committee appointed by the Board of Directors to grant both cash and equity awards including stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as deemed appropriate, to Directors and employees of the Company. The 1998 Plan provides for the granting of both incentive and non-qualified stock options. Currently, the Company has only granted non-qualified stock options that are generally exercisable 25% each year, cumulatively, beginning one year from the date of grant. The terms of the options may not exceed ten years and the option price shall not be less than the fair market value of the common stock on the date of grant.

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

The 1998 Plan contains a reload feature for all options granted prior to June 30, 2002, which allows employees exercising options through a stock-for-stock exercise using mature shares, to be granted a new option (reload options) equal to the number of shares of common stock used to satisfy both the exercise price of the option and the tax withholding requirements. The reload options granted have an exercise price equal to the fair market value of the common stock on the grant date and vest one year from the grant date. The reload options retain the expiration date of the original option. The reload feature is not available for options granted after June 30, 2002 since the options granted subsequent to this date do not contain the reload feature in the original terms of the award. The Company accounts for options with the reload feature as fixed awards.

Option transactions during the three months ended December 24, 2005 are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding at September 24, 2005	2,399,985	$28.91
Granted	19,500	27.51
Cancelled / Forfeited	(18,193)	32.41
Exercised	(1,313)	15.94

Outstanding at December 24, 2005	2,399,979	$28.88

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of December 24, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 24, 2005	Weighted Average Exercise Price
$ 7.25 - $22.48	433,491	5.6	$19.89	338,800	$19.23
22.53 - 26.15	364,332	5.6	25.32	339,207	25.36
27.00 - 30.53	405,570	4.7	28.26	364,924	28.19
30.70 - 30.87	382,775	8.0	30.71	178,137	30.71
30.88 - 35.76	359,616	8.4	32.67	100,789	32.98
36.20 - 38.00	454,195	8.9	36.35	—	—

	2,399,979	6.9	$28.88	1,321,857	$25.87

Restricted Stock

The Company issued no restricted stock grants and cancelled no restricted stock during the quarter ended December 24, 2005. Restrictions lapsed on 14,500 shares during this period. At December 24, 2005 there were 202,667 shares of outstanding restricted stock. Unamortized deferred compensation was $3.1 million at December 24, 2005.

6.	Commitments and Contingencies

The Company maintains insurance coverage that provides for reimbursement of business interruption losses. The Company incurred business interruption losses due to the hurricanes in the Gulf Coast. The Company has been working closely with its insurance broker, but has not yet filed a claim with its insurance carrier. The gain contingency is not estimable at this time.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS

REVENUES

For the first quarter of fiscal 2006 revenues increased $8.2 million, representing revenue growth of 2.3% over the first quarter of fiscal 2005. The revenue growth was driven primarily by increased volume in the number of shared advertising pieces delivered by the Company. Seven out of the Company’s top ten retail advertising categories experienced revenue growth. Partially offsetting the revenue growth were shifts in product mix from the Company’s ShopWise wrap products to ADVO printed advertising products. Also contributing to the offset were lighter weight client supplied advertising circulars. The shift in product mix and lighter weights resulted in the 2.4% decrease in shared mail revenue per thousand pieces from $39.06 in the first quarter of fiscal 2005 to $38.12 in the first quarter of fiscal 2006. The Company intends to remain focused on improving revenues in its ShopWise wrap products, particularly in light of the year-over-year lower growth rate in the telecommunications\satellite retail advertising category. This decrease was due to difficult year-over-year growth comparisons and some financial issues faced by clients within this category.

The Company’s key statistics for the quarter included a 5.1% increase in total shared advertising pieces delivered, from 8.3 billion in the prior year’s quarter to 8.7 billion in the current quarter. Conversely, total shared advertising packages delivered decreased 0.5%, from 1.047 billion packages to 1.041 billion packages, primarily due to the households that remained undeliverable after the hurricanes in the Gulf Coast. The increase in the number of shared advertising pieces along with the decrease in the number of packages resulted in a 5.6% increase in average pieces per package to 8.35 pieces for the first quarter of fiscal 2006 versus 7.90 pieces for the first quarter of the prior year.

OPERATING EXPENSES

Cost of sales as a percentage of revenue increased 0.3 percentage points to 77.1% for the first quarter of the current year when compared to the same quarter of the prior year. In absolute terms, cost of sales for the three months ended December 24, 2005, was $276.3 million increasing $7.6 million from the comparable period of the prior year. This increase was primarily comprised of print and paper expenses as a result of increased volumes associated with ADVO printed advertising products. This increase was slightly offset by improved distribution costs, specifically unused postage costs. Unused postage results from advertising packages not being completely filled. The increase in average pieces per package decreased unused postage costs for the first quarter of fiscal 2006. More pieces were delivered in existing packages, in turn decreasing the unused postage associated with packages not being completely filled. Increased pieces in the Southern California market were also a driver of the total postage utilization improvement. For the remainder of fiscal 2006, the Company intends to remain focused on improvements in postage utilization.

Subsequent to the end of the first quarter, on January 8, 2006, new postage rates became effective. The new rates represent approximately a 3.2% increase in the Company’s shared advertising piece rates. The Company intends to pass any postage increase through to its customers in fiscal 2006.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Selling, general and administrative costs (“SG&A costs”) were $59.6 million for the current quarter decreasing $5.8 million, or 8.8%, from the prior year’s quarter. SG&A costs as a percentage of revenue, was 16.6% for the first quarter of fiscal 2006 versus 18.7% for the same quarter of fiscal 2005. This decrease was primarily related to a 17.9% decrease in sales commission expense resulting from the unachieved revenue targets for the sales organization and the favorable impact of prior year’s third quarter realignment. Another component to the decrease in SG&A costs in the first quarter of fiscal 2006 versus the prior year’s same quarter was a decrease of 49% in incentive compensation due to eligibility modifications made to the annual incentive plan.

The decrease in SG&A costs was slightly offset by incremental stock-based compensation expense of $0.8 million resulting from the adoption of Statement of Financial Accounting Standards No. 123R, (“Statement 123R”), “Share Based Payments”. The Company adopted Statement 123R in the first quarter of fiscal 2006. Prior to fiscal year 2006, the Company accounted for stock awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Accordingly, compensation cost was recognized only for those arrangements, such as restricted stock, where the quoted market price of the stock at the grant date was in excess of the amount the employee was required to pay to acquire the stock. Prior to fiscal year 2006, no compensation expense was recognized for stock options granted to employees because all stock options granted had exercise prices equal to the market price of the underlying common stock on the date of the grant. The Company expects that the incremental annualized cost associated with the adoption of Statement 123R to be approximately $0.09 - $0.11 per diluted share in fiscal 2006.

OPERATING INCOME

For the first quarter of fiscal 2006, the Company reported operating income of $20.6 million versus $14.1 million for the first quarter of fiscal 2005. As a percentage of revenue, the Company’s margins improved 1.7 percentage points to 5.8% of revenue primarily due to the positive impact of the Company’s postage utilization and controlled SG&A costs. The Company remains committed to improving margins and driving profitable growth for the remainder of fiscal 2006.

INTEREST EXPENSE

Interest expense was $2.0 million for the first quarter of fiscal 2006, increasing $0.4 million from the same period in the prior year due to slightly higher interest rates in the current quarter and borrowings under the revolving line of credit.

INCOME TAXES

The Company’s effective tax rate for the first quarter of fiscal 2006 was 38.7% versus 38.3% in the prior year quarter. The Company expects the effective income tax rate for the remainder of fiscal 2006 to be between 38% and 39%.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes selected measures of liquidity and capital resources.

(In millions, except working capital ratio)	December 24, 2005	September 24, 2005
Cash and cash equivalents	$37.9	$46.2
Working capital	137.4	126.0
Working capital ratio	2.31	2.08
Total debt	128.9	124.9

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

The Company reviews the collectibility of receivables on an ongoing basis taking into account a combination of factors. Some of the customers in the Company’s telecommunications/satellite retail advertising category are faced with financial issues that may cause a risk to the Company’s collection of accounts receivable. The Company has established specific reserves for these customers, however, if the customer’s situation changes, the Company may be required to record additional reserves.

Based on current earnings projections and the prevailing economic conditions for customer demand, the Company believes that over the next 12 months it will have sufficient liquidity from cash and cash equivalents, cash flow from operating activities, and borrowings from unused commitments on its revolving line of credit to fund its operations and working capital requirements as currently planned, its capital plan expenditures, interest payments on its indebtedness, contractual obligations, and anticipated quarterly cash dividends.

SOURCES AND USES OF CASH

As of December 24, 2005, cash and cash equivalents were $37.9 million, decreasing $8.4 million from cash and cash equivalents at September 24, 2005. This decrease was as a result of net cash used for investing activities of $10.1 million offset by cash provided by operating and financing activities of $0.7 million and $1.1 million, respectively.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

OPERATING ACTIVITIES

Net cash provided by operating activities for the three months ended December 24, 2005 was $0.7 million versus net cash used by operating activities of $4.4 million for the three months ended December 25, 2004. The $5.1 million year-over-year increase was attributed, in part, to changes within working capital assets and liabilities and the $3.9 million increase in net income.

For the three months ended December 24, 2005 the Company’s principal working capital requirements, which directly affected net cash provided by operating activities, were as follows:

•	An increase in accounts receivable attributable to revenue growth, the extension of credit terms to existing large clients versus prepayment and the timing of collections due to seasonality of the holidays in late December. The DSO metric of approximately 43 days remained unchanged from September 24, 2005;

•	An increase in prepaid expenses and other current assets due to the timing of print payments. At December 24, 2005, the Company paid for certain print costs that were associated with mailings for the following fiscal month;

•	A decrease in prepaid postage due to the timing of postage payments to the United States Postal Service. The prepaid postage account was higher at September 24, 2005 when the postage prepayment occurred;

•	A decrease in accounts payable due to the timing of vendor payments; and

•	An increase in federal and state income taxes payable due to the fluctuations in deferred taxes and the quarterly tax provision.

For the three months ended December 25, 2004 the Company’s principal working capital requirements, which directly affected net cash used by operating activities, were as follows:

•	An increase in accounts receivable primarily due to the 20% revenue growth for the month of December 2004 compared to December 2003. The revenue growth was attributable to the growth in shared advertising pieces and packages;

•	A decrease in accounts payable due to the timing of vendor payments;

•	An increase in accrued compensation and benefits due to higher incentive compensation, benefits and payroll tax related items; and

•	An increase in federal and state income taxes payable due to the timing of tax payments.

INVESTING ACTIVITIES

Investing activities for the three months ended December 24, 2005 were $10.1 million versus $8.7 million for the three months ended December 25, 2004 and were attributable to capital expenditures.

Capital expenditures of $10.1 million for the first quarter of fiscal 2006 consisted mainly of:

•	$6.7 million for software development for the Company’s service delivery redesign project that will upgrade current software applications;

•	$2.4 million for various production equipment, including Alphaliners (computerized mail sorters); and

•	$0.5 million for computer hardware and upgrades to existing software.

Capital expenditures of $8.8 million for the first quarter of fiscal 2005 consisted mainly of:

•	$3.8 million related to the development of software for the Company’s service delivery redesign project;

•	$2.8 million for the deployment of Alphaliners (computerized mail sorters) and other production equipment; and

•	$1.5 million for leasehold improvements at certain production facilities.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Company’s fiscal 2006 capital plan estimates expenditures for the entire year to be approximately $50.0 million. Historically, cash from operating activities has been sufficient to cover the financing of these capital expenditures. The Company expects this trend will continue and that the combination of cash from operating activities and unused commitments under its revolving line of credit will be sufficient to cover future capital expenditures.

FINANCING ACTIVITIES

Financing activities provided $1.1 million of net cash for the three months ended December 24, 2005 versus net cash used of $2.0 million for the same period of the prior year.

For the current period, financing activities included $4.5 million of borrowings from the revolving line of credit offset by $3.4 million for the quarterly cash dividend.

Financing activities for the prior period included $1.7 million in proceeds from the exercise of stock options, $0.2 million of treasury stock transactions pursuant to elections made by employees to satisfy tax withholding requirements and $3.4 million for the quarterly cash dividend.

The Company maintains credit facilities totaling $275 million, which includes the private placement of $125 million senior secured notes with several institutional investors and a $150 million revolving line of with a syndicate of banks. At December 24, 2005 there was $128.9 million of debt outstanding, with $4.5 million classified as current. The Company paid the entire $4.5 million revolver balance in the next fiscal month. The Company anticipates it will be able to meet its debt obligations through funds generated from operations.

Under the terms of the senior secured notes and revolver, the Company is required to maintain certain financial ratios. In addition, the credit facilities also place restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations from those discussed in the Company’s Annual Report on Form 10-K for the year ended September 24, 2005.

The Company’s contractual obligations as of December 24, 2005 include the $4.5 million revolver portion due in less than one year and the $125.0 million senior secured notes due in December 2013. The amount of $124.4 million on the Consolidated Balance Sheets represents the carrying value of the debt, which includes the fair value of the Company’s fixed to floating interest rate swap agreements at December 24, 2005.

Critical Accounting Policies

Critical accounting policies are defined as those that are most important to the portrayal of a company’s financial condition and results of operations and which require complex or subjective judgments or estimates. Actual results could differ from those estimates under different assumptions and conditions. Historically, actual results have not differed significantly from the Company’s estimates. The Company’s critical accounting policies are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended September 24, 2005, except for our accounting for stock-based compensation in connection with the adoption of Statement 123R.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Stock-based Compensation – The Company elected to use a binomial lattice option pricing model to value stock options that were granted subsequent to the Company’s adoption of Statement 123R. The binomial model includes various assumptions including expected life, expected volatility, expected dividend yield and risk-free interest rates. The valuation of stock options was completed by an outside consulting firm, which also applied actuarial estimates in the valuation assumptions. The Company provided the consultants several years of historical information regarding grants, exercises and cancellations along with other workforce demographic information. Utilizing this information, the consulting firm used statistical techniques that evaluate the option pricing variables to arrive at each assumption. The Company believes each assumption used in the valuation is reasonable, because it takes into account the experience of the plan and reasonable expectations, however, they involve inherent uncertainties based on market conditions generally outside the Company’s control. As a result, if other assumptions had been used, stock-based compensation expense could have varied.

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those in the forward looking statements. The Company’s business is promotional in nature, and ADVO serves its clients on a “just in time” basis. As a result, fluctuations in the amount, timing, pages and weight, and kinds of advertising pieces can vary significantly from period to period, depending on its customers’ promotional needs, inventories and other factors. In any particular period these transactional fluctuations are difficult to predict, and can materially affect the Company’s revenue and profit results. The Company’s business contains additional risks and uncertainties that include but are not limited to: general changes in customer demand and pricing, the possibility of consolidation in the retail sector, the impact of economic and political conditions on advertising spending and the Company’s distribution system, postal and paper prices, possible governmental regulation or legislation affecting aspects of the Company’s business, the efficiencies achieved with technology upgrades, fluctuations in interest rates and other general economic factors.

One of the Company’s largest customers, accounting for approximately 5% of total revenues, is being sold to several companies, including a current ADVO customer. The Company has several contracts in place with this customer. At this time the Company is unable to predict how the sale will affect its business.

The Company is scheduled to implement its new order delivery system, the service delivery redesign project, during fiscal 2006. This project will upgrade current software applications, employ new technology and work processes to speed information flow, and will automate several functions throughout the organization. If the Company experiences problems with the implementation of this system, the resulting disruption could adversely affect the Company’s business, sales, results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest expense is sensitive to changes in interest rates. In this regard, changes in interest rates affect the interest paid on its debt. To mitigate the impact of interest rate fluctuations, the Company maintains interest rate swap agreements.

The Company entered into one interest rate swap agreement with a notional amount of $25 million to swap a portion of the 5.71% fixed rate interest on the Company’s $65 million senior secured notes for variable rate interest. At December 24, 2005 and September 24, 2005, the fair market value of this agreement was a loss of $0.6 million and $0.1 million, respectively. This fair value hedge expires on December 4, 2013.

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

At December 24, 2005 and September 24, 2005, the fair market value of the agreements in effect was a loss of $0.1 and $0.3 million, respectively.

If interest rates should change by 2 percentage points in fiscal 2006 from those rates in effect at December 24, 2005, interest expense would increase/decrease by approximately $0.9 million. These amounts are determined by considering the hypothetical interest rates on the Company’s borrowing cost. The sensitivity analysis also assumes no changes in the Company’s financial structure.

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

We have adopted a Code of Business Ethics and Conduct that applies to all employees as well as our Board of Directors. The Code of Business Ethics and Conduct, as well as the Charters for the committees of our Board of Directors (the Audit Committee; Qualified Legal Compliance Committee; Nominating/Corporate Governance Committee; and Compensation Committee) and the Company’s Corporate Governance Guidelines are posted on our website, www.advo.com. Copies of these documents posted on our website will be provided free of charge upon written request directed to Corporate Secretary, ADVO, Inc., One Targeting Centre, Windsor, CT, 06095.

Part II – Other Information

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Below is a summary of stock purchases made by the Company or on behalf of the Company for the quarter ended December 24, 2005.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program (1)	Total Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 2005
Employee transactions (2)	—	—	N/A	N/A
Deferred compensation plan (3)	1,460	$24.17	N/A	N/A

November 2005
Employee transactions (2)	—	—	N/A	N/A
Deferred compensation plan (3)	990	$27.12	N/A	N/A

December 2005
Employee transactions (2)	—	—	N/A	N/A
Deferred compensation plan (3)	360	$27.38	N/A	N/A

Total shares purchased	2,810

(1)	In October 2003, the Company announced a stock buyback program allowing the repurchase of 1.5 million shares. Under the authorization, the Company can purchase shares on the open market. The stock buyback program does not have an expiration date. The Company purchased no shares under the program for the three months ended December 24, 2005. The maximum number of shares that may yet be purchased under the program is 1.5 million shares.

(2)	Includes shares attested to in satisfaction of the exercise price by holders of employee stock options who exercised options and those shares withheld to satisfy tax withholding obligations upon the release of restricted shares.

(3)	The Company has a non-qualified deferred compensation plan (“plan”) that provides participants the option to invest in several investment opportunities one of which is the ADVO Stock Fund. These shares of ADVO stock are purchased by the plan’s trustee on the open market.

Item 4.	Submission of Matters to a Vote of Security Holders

At the 2006 Annual Meeting of Stockholders of ADVO, Inc., held on January 26, 2006 the following matters were submitted to a vote of the stockholders:

1.	The election of eight directors to serve until the Annual Meeting of Stockholders in 2007.

2.	The approval and adoption of the 2006 Incentive Compensation Plan.

3.	The ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending September 30, 2006.

The Stockholders affirmatively voted to elect each of the director nominees to the Board of Directors, to adopt the 2006 Incentive Compensation Plan and to approve the proposal to ratify the appointment of the Company’s external auditors. For a list of the directors elected and the votes cast for and against each of the proposals, reference is made to Exhibit No. 22, Report of Inspectors of Election for ADVO, Inc.’s Annual Meeting, attached hereto.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit Index

Exhibit No.	Exhibits Included Within:

22	Report of Inspectors of Election for ADVO, Inc.’s Annual Meeting.

31(a)	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a) of the Securities Exchange Act.

31(b)	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a) of the Securities Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during or subsequent to the first quarter of fiscal 2006.

1)	The Company furnished a Current Report on Form 8-K dated January 26, 2006, reporting under Item 2.02 and 9.01, the Company’s earnings for the first quarter ended December 24, 2005.

2)	The Company filed a Current Report on Form 8-K dated January 31, 2006, reporting under Item 8.01 and 9.01, the Company’s press release announcing it was exploring strategic opportunities related to its wholly owned MailCoups subsidiary.

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVO, Inc.

Date: February 2, 2006	By:	/s/ JOHN D. SPERIDAKOS
John D. Speridakos
Vice President and Controller Principal Accounting Officer