Form 10-Q
period 2006-03-25
ADVO INC
filed 2006-05-04
CIK 801622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 25, 2006

or

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

As of April 22, 2006 there were 31,741,019 shares of common stock outstanding.

ADVO, Inc.

Index to Quarterly Report

on Form 10-Q

Quarter Ended March 25, 2006

ADVO, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 25, 2006	September 24, 2005
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$37,864	$46,238
Accounts receivable, net	185,010	162,542
Inventories	2,447	2,500
Prepaid postage	211	10,747
Prepaid expenses and other current assets	5,513	6,360
Federal income taxes receivable	—	2,884
Deferred income taxes	12,873	10,996

Total current assets	243,918	242,267

Property, plant and equipment	440,295	420,738
Less accumulated depreciation and amortization	(244,499)	(226,735)

Net property, plant and equipment	195,796	194,003

Investment in deferred compensation plan	16,248	15,134
Goodwill	22,829	22,824
Other assets	3,935	4,502

TOTAL ASSETS	$482,726	$478,730

LIABILITIES
Current liabilities:
Accounts payable	$31,869	$55,276
Accrued compensation and benefits	25,964	27,919
Customer advances	15,505	7,302
Federal and state income taxes payable	1,823	325
Other current liabilities	23,829	25,468

Total current liabilities	98,990	116,290

Long-term debt	123,905	124,867
Deferred income taxes	28,775	29,641
Deferred compensation plan	17,350	16,172
Other liabilities	11,758	6,475

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value (Authorized 5,000,000 shares, none issued)	—	—
Common stock, $.01 par value (Authorized 80,000,000 shares, issued 32,025,736 and 31,719,419 shares, respectively)	320	317
Additional paid-in capital	183,273	180,510
Unamortized deferred compensation	—	(3,846)
Accumulated earnings	27,724	17,182
Less shares of common stock held in treasury, at cost	(8,847)	(8,124)
Less shares of common stock held in deferred compensation trust	(1,101)	(1,038)
Accumulated other comprehensive income	579	284

Total stockholders’ equity	201,948	185,285

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$482,726	$478,730

See Accompanying Notes.

ADVO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Six months ended		Three months ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Revenues	$713,006	$688,816	$354,781	$338,763

Costs and expenses:
Cost of sales	556,181	529,398	279,833	260,673
Selling, general and administrative	122,636	123,177	63,073	57,839
Provision for bad debts	3,278	3,633	1,612	1,789

Operating income	30,911	32,608	10,263	18,462

Interest expense	(4,066)	(3,240)	(2,080)	(1,694)
Equity earnings in joint ventures	1,565	1,073	738	417
Other income (expense), net	88	(280)	49	(125)

Income before income taxes	28,498	30,161	8,970	17,060

Provision for income taxes	11,029	11,621	3,472	6,610

Net income	$17,469	$18,540	$5,498	$10,450

Basic earnings per share	$0.56	$0.60	$0.18	$0.34

Diluted earnings per share	$0.55	$0.59	$0.17	$0.33

Dividends declared per share	$0.22	$0.22	$0.11	$0.11

Weighted average basic shares	31,305	30,857	31,361	30,985
Weighted average diluted shares	31,505	31,291	31,587	31,448

See Accompanying Notes.

ADVO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended
	March 25, 2006	March 26, 2005
Cash flows from operating activities:
Net income	$17,469	$18,540
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	20,382	19,039
Stock-based compensation	3,837	1,313
Amortization of debt issue costs	277	277
Deferred income taxes	(2,928)	1,225
Provision for bad debts	3,278	3,633
Equity earnings from joint ventures	(1,565)	(1,073)
Other	18	149
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(25,739)	(12,811)
Inventories	54	(371)
Prepaid postage	10,536	(830)
Prepaid expenses and other current assets	847	518
Investment in deferred compensation plan	181	(306)
Other assets	345	2,641
Accounts payable	(23,410)	(6,015)
Accrued compensation and benefits	(1,957)	(2,399)
Deferred compensation plan	(181)	306
Customer advances	8,203	187
Federal and state income taxes payable	4,252	(136)
Other liabilities	3,172	(446)
Distributions from equity joint ventures	1,510	1,157

Net cash provided by operating activities	18,581	24,598

Cash flows from investing activities:
Expenditures for property, plant and equipment	(22,567)	(20,293)
Proceeds from disposals of property, plant and equipment	375	81

Net cash used by investing activities	(22,192)	(20,212)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,426	9,272
Tax benefit from stock transactions	479	—
Treasury stock transactions related to stock awards	(722)	(1,382)
Cash dividends paid	(6,950)	(6,802)

Net cash (used) provided by financing activities	(4,767)	1,088

Effect of exchange rate changes on cash and cash equivalents	4	55

Change in cash and cash equivalents	(8,374)	5,529
Cash and cash equivalents at beginning of period	46,238	30,284

Cash and cash equivalents at end of period	$37,864	$35,813

Noncash activities:
(Increase) in the fair market value of interest rate swaps	(494)	(229)
Deferred compensation plan investment gains	1,359	1,103

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

Operating results for the six-month period ended March 25, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO’s Annual Report on Form 10-K for the fiscal year ended September 24, 2005.

Certain reclassifications have been made in the fiscal 2005 financial statements to conform with the 2006 presentation.

The Company’s fiscal year 2006 contains an additional week compared to the prior fiscal year as a result of the Company’s 52-53 week accounting cycle. The extra week will be reflected within the third quarter of fiscal year 2006.

2. Significant Accounting Policies

A comprehensive discussion of the Company’s significant accounting policies is included in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2005. The Company’s stock-based compensation accounting policy has changed to reflect the adoption of Statement of Financial Accounting Standards No. 123r, (“Statement 123r”), “Share Based Payments.”

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

Effective September 25, 2005, the first day of the Company’s fiscal year, the Company adopted Statement 123r which requires all share based payments, including grants of stock options, to be recognized in the consolidated statement of operations as an operating expense, based on their fair values on the grant date, over the requisite service period. The Company elected to adopt Statement 123r under the modified-prospective transition method. Prior period stock option financial information was valued using the Black-Scholes option-pricing model. The Company is not required to restate prior periods. Under this transition method, stock-based compensation expense for three and six months ended March 25, 2006 includes:

(a)	Compensation expense for all stock option awards granted prior to, but not vested as of September 25, 2005, based on the fair value estimated at grant date in accordance with the original provisions of Statement No. 123, “Accounting for Stock-Based Compensation;”

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(b)	Compensation expense for all stock option awards granted subsequent to September 25, 2005, based on the fair value estimated at grant date in accordance with Statement 123r; and

(c)	Compensation expense for all restricted stock awards in accordance with the provisions of Statement 123r.

Compensation expense for stock-based awards is recognized in the consolidated statement of operations in cost of sales and general and administrative expenses. For the quarters ended March 25, 2006 and March 26, 2005, the Company’s total stock-based compensation expense was $2.3 million ($1.4 million, net of tax) and $0.6 million ($0.4 million, net of tax), respectively. The Company’s total stock-based compensation for the six-month periods ended March 25, 2006 and March 26, 2005 was $3.8 million ($2.4 million, net of tax) and $1.3 million ($0.8 million, net of tax), respectively. The incremental stock-based compensation expense resulting from the adoption of Statement 123r was $1.8 million ($1.1 million, net of tax) and $2.5 million ($1.5 million, net of tax) for the three and six months ended March 25, 2006. For periods prior to the adoption of Statement 123r, the Company followed APB 25 and recorded stock-based compensation expense for restricted stock grants only.

The Company estimated forfeitures in calculating the expense related to stock-based compensation for both the stock option awards granted prior to, but not vested as of September 25, 2005, as well as, stock option awards granted subsequent to September 25, 2005.

The benefits of tax deductions in excess of recognized compensation cost are included as a financing cash inflow for the six-months ended March 25, 2006. The net tax benefit recognized in the income statement for stock-based compensation arrangements was $0.3 million for the six months ended March 25, 2006.

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement 123r to stock-based compensation for all periods presented:

	Six months ended		Three months ended
(In thousands, except per share amounts)	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Net income, as reported	$17,469	$18,540	$5,498	$10,450
Add: Stock-based compensation expense included in reported net income, net of related tax effects	2,352	807	1,426	353

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	2,352	2,359	1,426	1,010

Pro forma net income	$17,469	$16,988	$5,498	$9,793

Earnings per share:
Basic – as reported	$0.56	$0.60	$0.18	$0.34
Basic – pro forma	$0.56	$0.55	$0.18	$0.32

Diluted – as reported	$0.55	$0.59	$0.17	$0.33
Diluted – pro forma	$0.55	$0.55	$0.17	$0.31

The Company reviewed and refined the assumptions utilized in determining its total stock-based compensation expense and changed its fair value option-pricing model from the Black-Scholes model to a binomial lattice model for all options granted in fiscal 2006 and the future. The Company believes the binomial lattice model is more indicative of the stock option’s fair value. It considers characteristics such as employee demographic statistics and the exercise pattern of option holders throughout the option’s term. The Black-Scholes model is not influenced by economic and behavioral assumptions. The volatility assumption used in our binomial lattice model uses actual historical changes in the market value of the Company’s stock over a weighted average of periods ranging from one year to the expected term of the options. Our volatility assumption will be redeveloped quarterly. The forfeiture assumption is based on the Company’s historical employee behavior over the last nine years to which standard actuarial probabilities have been applied. The Company expects the incremental annualized cost associated with the adoption of Statement 123r to be approximately $0.09 - $0.11 per diluted share in fiscal 2006.

Weighted-average assumptions used in determining fair value of option grants:

	Six months ended
	March 25, 2006 (1)	March 26, 2005 (2)
Risk free rate of interest	4.3%	5.2%
Dividend yield	1.4%	1.5%
Volatility factor	33.6%	18.9%
Expected life of option (years)	4.4	5.8

(1)	Assumptions used in binomial lattice option pricing model.
(2)	Assumptions used in Black-Scholes option pricing model.

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The weighted average fair value of options granted was $9.43 and $8.79 for the periods ended March 25, 2006 and March 26, 2005, respectively.

3. Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in a company’s equity other than from transactions with the company’s owners. The Company’s comprehensive income was as follows:

	Six months ended		Three months ended
(In thousands)	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Net income	$17,469	$18,540	$5,498	$10,450
Other comprehensive income:
Unrealized gain on derivative instruments	284	385	129	355
Foreign currency translation adjustment	11	89	1	22

Total comprehensive income	$17,764	$19,014	$5,628	$10,827

4. Earnings per Share

Basic earnings per share excludes common stock equivalents, such as stock options, and is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents, such as stock options, were exercised.

	Six months ended		Three months ended
(In thousands, except per share data)	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Net income	$17,469	$18,540	$5,498	$10,450

Weighted average basic shares	31,305	30,857	31,361	30,985

Effective dilutive securities:
Stock options	114	362	148	396
Restricted stock	86	72	78	67

Dilutive potential basic shares	200	434	226	463

Weighted average diluted shares	31,505	31,291	31,587	31,448

Basic earnings per share	$0.56	$0.60	$0.18	$0.34

Diluted earnings per share	$0.55	$0.59	$0.17	$0.33

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Stock Plans

The Company maintains one active stock-based compensation plan relating to stock options and restricted stock awards. At the Company’s Annual Meeting of Stockholders held on January 26, 2006, the Company’s stockholders approved and adopted the 2006 Incentive Compensation Plan (“2006 Plan”). The 2006 Plan replaces the 1998 Incentive Compensation Plan (“1998 Plan”). No additional awards will be made under the 1998 Plan as of January 26, 2006. Shares reserved and available for future equity awards under the 2006 Plan include 1.5 million shares authorized on January 26, 2006 and any shares still available or subject to awards under preexisting Company plans. As of March 25, 2006, there were 1.5 million shares available for future grant.

Stock Options

The Company’s 2006 Plan allows a Committee appointed by the Board of Directors to grant both cash and equity awards including stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as deemed appropriate, to Directors and employees of the Company. The 2006 Plan provides for the granting of both incentive and non-qualified stock options. Currently, the Company has only granted non-qualified stock options that are generally exercisable 25% each year, cumulatively, beginning one year from the date of grant. Compensation cost associated with stock options is recognized over the four year vesting period on a straight-line basis. The terms of the options may not exceed ten years and the option price shall not be less than the fair market value of the common stock on the date of grant.

The exercise price of options and the required tax withholdings under the 2006 Plan may be paid either in cash or in shares of the Company’s common stock. In a stock-for-stock exercise, the employee tenders mature shares (held for 6 months or more) to the Company for a value equal to the fair market price of the common stock to pay for the exercise price of the options. Rather than accepting those shares and issuing a new certificate for the number of options exercised, the Company allows the employee to retain the shares and in turn issues a certificate for the net shares. The 2006 Plan also allows employees to withhold shares from the option exercise to meet required tax withholdings.

The 1998 Plan contains a reload feature for all options granted prior to June 30, 2002, which allows employees exercising options through a stock-for-stock exercise using mature shares, to be granted a new option (reload options) equal to the number of shares of common stock used to satisfy both the exercise price of the option and the tax withholding requirements. The reload options granted have an exercise price equal to the fair market value of the common stock on the grant date and vest one year from the grant date. The reload options retain the expiration date of the original option. The reload feature is not available for options granted after June 30, 2002 since the options granted subsequent to this date do not contain the reload feature in the original terms of the award. Compensation cost associated with reloads is recognized over the one-year vesting period.

Stock option transactions during the six months ended March 25, 2006 are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding at September 24, 2005	2,399,985	$28.91
Granted	472,184	32.26
Cancelled / Forfeited	(49,121)	31.53
Expired	(1,044)	34.57
Exercised	(150,090)	24.25

Outstanding at March 25, 2006	2,671,914	$29.72

The total intrinsic value of options exercised during the six months ended March 25, 2006 was $1.0 million.

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of March 25, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of March 25, 2006	Weighted Average Exercise Price
$ 9.42 - $ 22.48	380,197	5.4	$19.95	290,381	$19.22
22.53 - 26.15	311,398	5.3	25.25	287,023	25.28
27.00 - 30.53	353,646	4.7	28.30	314,875	28.22
30.70 - 32.21	542,518	8.0	31.00	218,646	30.90
32.47 - 32.82	538,450	9.6	32.52	6,375	32.82
32.98 - 38.00	545,705	8.4	35.95	175,495	35.70

	2,671,914	7.3	$29.72	1,292,795	$27.04

As of March 25, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $5.9 million and $6.3 million, respectively.

As of March 25, 2006, there was $11.4 million of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted average period of approximately 2.9 years.

Restricted Stock

The 2006 Plan provides for the granting of common stock to employees subject to specified periods of continuous employment. These grants of restricted stock generally vest one-third per year over three years and can be voted by the holders. The fair value of restricted shares is determined based on the closing price of the Company’s stock on the date of grant. Compensation cost associated with the restricted stock is recognized over three years on a straight line basis. Unrecognized compensation cost for restricted stock was $8.6 million at March 25, 2006. This cost is expected to be recognized over a weighted average period of approximately 2.3 years. The total fair value of shares vested during the six months ended March 25, 2006 was $2.6 million.

Restricted stock transactions during the six months ended March 25, 2006 are summarized as follows:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Outstanding at September 24, 2005	217,167	$31.08
Granted	196,222	32.34
Cancelled / Forfeited	(983)	32.47
Vested	(87,833)	29.60

Outstanding at March 25, 2006	324,573	$32.24

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. Commitments and Contingencies

Insurance Contingency

The Company maintains insurance coverage that provides for reimbursement of business interruption losses. The Company incurred business interruption losses due to the hurricanes in the Gulf Coast in fiscal 2005. The Company has been working closely with its insurance broker, and has filed a claim for approximately $1.0 million with its insurance carrier. The claim is being evaluated by the Company’s insurance carrier and is expected to be resolved prior to the end of the fiscal year. The Company has not recorded the claim as a receivable because it is a contingent gain that will be recorded either when the cash is received by the Company or when the Company receives a letter from the insurance company approving the claim amount.

Customer Commitment

A customer in the Company’s telecommunications/satellite retail advertising category did not submit payments to the Company in a timely manner from the end of November 2005 to mid-February 2006. In order to facilitate the collection of this receivable, the Company entered into an installment payment plan agreement whereby this customer will pay its past due balance over approximately 2 years. The Company’s future business with the customer is being executed on a prepayment basis. Since mid-February 2006, the customer has been paying in advance for future services. These payments have totaled approximately $2.5 million from February through March 25, 2006.

The Company will continue to monitor the status of its receivable related to prior advertising services taking into account any changes to the customer’s situation. Should the customer’s situation change, the Company may be required to record additional reserves. The Company believes it has properly accounted for the probable loss on the ultimate collection of this receivable at March 25, 2006. The Company’s net accounts receivable balance from this customer was $4.8 million at March 25, 2006.

Tiffany Sumuel and Rudy Halim v. ADVO, Inc., et al.

The Company is a defendant in the Tiffany Sumuel and Rudy Halim v. ADVO, Inc., et al. (“Sumuel”) case in Superior Court in Alameda County, California. Sumuel is a wage and hour lawsuit brought by the plaintiffs on behalf of all of the Company’s current and former California employees seeking overtime pay and penalties for a four-year period. On December 20, 2005, the trial court certified a class of more than three hundred past and current exempt employees. The Company believes that it has meritorious defenses to the lawsuit. The Company has not provided any amount for the exposure because the Company does not believe it is probable and reasonably estimable at this time.

7. Subsequent Events

Subsequent to the end of the second quarter, the Company announced two strategic corporate actions: the consolidation and elimination of its Memphis production facility and the outsourcing of its graphics print production services to an outside supplier who specializes in providing these services. The Company plans to absorb the work currently handled in Memphis into four other facilities. The closing of the Memphis facility is expected to occur in late summer. The outsourcing of the graphics print production services will be made in several phases between now and January 2007. As a result, the Company will record charges primarily relating to severance, totaling approximately $4 million over the next three fiscal quarters beginning in the third quarter of fiscal 2006 as the actions take place.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS

REVENUES

Revenues for the second quarter of fiscal 2006 were $354.8 million, increasing $16.0 million or 4.7%, from the prior year’s second quarter. For the six months ended March 25, 2006, revenues were $713.0 million, an increase of $24.2 million or 3.5%, from the prior year period revenues of $688.8 million.

The revenue growth for both the three and six month periods was driven by volume growth in the Company’s shared mail products. These volume gains were illustrated in the growth of shared mail packages and pieces for both the three and six-month periods ended March 25, 2006 as detailed below:

	Three months ended		Six months ended
	March 25, 2006	% growth over prior year’s qtr	March 25, 2006	% growth over prior year
Shared mail packages (in billions)	1.073	3.3%	2.114	1.4%
Average pieces per package	8.36	2.7%	8.35	4.1%
Shared mail advertising pieces (in billions)	8.963	6.0%	17.653	5.6%

Specific items that also contributed to the revenue growth for the second quarter was the pass through of the postage rate increase, which became effective on January 8, 2006. The new rates represent approximately a 3.2% increase in the Company’s shared advertising piece rates, which the Company has passed through to its customers. In addition, the Company experienced significant revenue growth in its brokered distribution program, known as A.N.N.E. (ADVO National Network Extension) as a direct result of an A.N.N.E. customer increasing its mailing frequency.

Partially offsetting the revenue growth for the three and six months ended March 25, 2006 were shifts in product mix in the Company’s ShopWise® wrap and Missing Child Card products (“ShopWise® wrap products”) and shifts in product mix in ADVO printed and client supplied advertising products. Also offsetting the revenue growth were lighter weight client supplied advertising circulars. The shift in product mix and lighter weights resulted in the 3.7% decrease in shared mail revenue per thousand pieces to $35.62 in the second quarter of fiscal 2006 and the 3.1% decrease to $36.85 for the six months ended March 25, 2006 when compared to the same periods in the prior year.

The decrease in the Company’s ShopWise® wrap products revenue was more significant during the second quarter, decreasing 11% from the comparable quarter in the prior year primarily resulting from high client cancellations concentrated in the telecommunications/satellite advertising category. To address the decrease in ShopWise® wrap products, the Company formed a cross-functional zone products team whose task is to develop strategies focused on driving zone products revenue growth by marketing these products to more clients and categories.

OPERATING EXPENSES

Cost of sales as a percentage of revenue was 78.9% for the second quarter of fiscal 2006, increasing 2.0 percentage points from prior year’s quarter and 78.0% for the six months ended March 25, 2006, increasing 1.1 percentage points when compared to the same period in the prior year. In absolute terms, cost of sales for the three and six months ended March 25, 2006, increased $19.2 million and $26.8 million, respectively, versus the prior year.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The increase for both these periods was attributable to higher distribution costs driven by the increase in shared mail advertising packages and pieces delivered and specific to the second quarter, the impact of the postal rate increase and increased distribution costs attributed to the volume increase in A.N.N.E.

Unused postage results from advertising packages not being completely filled. Unused postage as a percentage of base postage for the second quarter of fiscal 2006 remained relatively unchanged at 23.5% from prior year’s second quarter. For the six-month period ended March 25, 2006, unused postage as a percentage of base postage was 22.2%, improving 0.9 percentage points largely driven by the 5.6% growth in average pieces per package in the first quarter of fiscal 2006.

Print and production expenses also increased for the three and six month periods. Print expense increased 4.0% and 10.2%, respectively for the three and six-month periods. Print and paper costs increased in step with volume increases associated with ADVO printed advertising products. Production expenses increased 4.0% and 3.4%, respectively for the three and six-month periods due to the increased number of packages and pieces processed in the Company’s facilities.

Selling, general and administrative costs, including the provision for bad debts (“SG&A costs”) were $64.7 million for the current quarter increasing $5.1 million from the prior year’s quarter and increasing 0.6 percentage points as a percentage of revenue. The increase resulted mainly from the following:

•	a $2.9 million increase in incentive compensation; prior year’s second quarter incentive compensation amount reflected the Company’s decision not to accrue incentive compensation in fiscal 2005, as bonus targets were not achieved;

•	a $1.5 million increase in incremental stock-based compensation costs which is discussed in more detail below; and

•	a $1.4 million increase in consulting costs primarily associated with the Company’s transition to its new order delivery system, which is a component of the Company’s service delivery redesign project.

SG&A costs for the six-months ended March 25, 2006 were $125.9 million, decreasing $0.9 million from the same period of the prior year, and decreasing 0.8 percentage points as a percentage of revenue. SG&A costs for the current year-to-date period increased by the same factors detailed above for the quarter analysis, however, the year-to-date cost increases were offset by a decrease in sales commission expense resulting from the unachieved revenue targets for the sales organization and the favorable impact of prior year’s third quarter realignment.

As noted above, SG&A costs increased for the quarter due to incremental stock-based compensation expense as a result of the adoption of Statement of Financial Accounting Standards No. 123r, (“Statement 123r”), “Share Based Payments”. In total, incremental stock-based compensation costs were $1.8 million ($1.5 million in SG&A costs and $0.3 million in cost of sales) for the second quarter and $2.5 million ($2.2 million in SG&A costs and $0.3 million in cost of sales) for the six months ended March 25, 2006.

The Company adopted Statement 123r in the first quarter of fiscal 2006 under the modified-prospective transition method. Prior to fiscal year 2006, the Company accounted for stock awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Accordingly, compensation cost was recognized only for those arrangements, such as restricted stock, where the quoted market price of the stock at the grant date was in excess of the amount the employee was required to pay to acquire the stock. Prior to fiscal year 2006, no compensation expense was recognized for stock options granted to employees because all stock options granted had exercise prices equal to the market price of the underlying common stock on the date of the grant.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

At the beginning of the fiscal year the Company reviewed its equity compensation program to determine the most appropriate equity award vehicles based on Company objectives and new accounting and regulatory rules. Stock ownership guidelines, award types and amounts, as well as, eligibility requirements were also reviewed to ensure market competitiveness. As a result of this review, the Company modified its equity compensation structure and in January 2006 began granting a mix of stock options and restricted stock to all stock eligible associates. The mix of stock options and restricted stock varies by associate grade level. Previously, restricted stock awards were only granted to senior executives and Board of Directors members.

The Company expects that the incremental annualized cost associated with the adoption of Statement 123r to be approximately $0.09 - $0.11 per diluted share in fiscal 2006. For more detail regarding the Company’s stock options and restricted stock awards, refer to Note 2, “Summary of Accounting Policies” and Note 5, “Stock Plans”, in the Notes to the Consolidated Financial Statements.

OPERATING INCOME

For the second quarter of fiscal 2006, the Company reported operating income of $10.3 million versus $18.5 million for the second quarter of fiscal 2005. As a percentage of revenue, the Company’s margins decreased 2.5 percentage points primarily due to lower ShopWise® wrap product revenue, increased distribution costs and higher SG&A costs. For the six months ended March 25, 2006, operating income was $30.9 million versus $32.6 million for the comparable prior year period. As a percentage of revenue, operating margin decreased 0.4 percentage points.

INTEREST EXPENSE

For the three and six months ended March 25, 2006, interest expense was $2.1 million and $4.1 million, respectively, compared to $1.7 million and $3.2 million for the prior year periods. This increase is due to higher market rates of interest in the fiscal 2006.

INCOME TAXES

The Company’s effective tax rate for both the second quarter and first half of fiscal 2006 was 38.7%. In the second quarter and first half of fiscal 2005, the effective income tax rate was 38.7% and 38.5%, respectively. The Company expects the effective income tax rate for the remainder of fiscal 2006 to be between 38% and 39%.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes selected measures of liquidity and capital resources.

(In millions, except working capital ratio)	March 25, 2006	September 24, 2005
Cash and cash equivalents	$37.9	$46.2
Working capital	144.9	126.0
Working capital ratio	2.46	2.08
Total debt	123.9	124.9

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

A customer in the Company’s telecommunications/satellite retail advertising category did not submit payments to the Company in a timely manner from the end of November 2005 to mid-February 2006. In order to facilitate the collection of this receivable, the Company entered into an installment payment plan agreement whereby this customer will pay its past due balance over approximately 2 years. The Company’s future business with the customer is being executed on a prepayment basis. Since mid-February 2006, the customer has been paying in advance for future services. These payments have totaled approximately $2.5 million from February through March 25, 2006.

The Company will continue to monitor the status of its receivable related to prior advertising services taking into account any changes to the customer’s situation. Should the customer’s situation change, the Company may be required to record additional reserves. The Company believes it has properly accounted for the probable loss on the ultimate collection of this receivable at March 25, 2006. The Company’s net accounts receivable balance from this customer was $4.8 million at March 25, 2006.

Based on current earnings projections and the prevailing economic conditions for customer demand, the Company believes that over the next 12 months it will have sufficient liquidity from cash and cash equivalents, cash flow from operating activities and borrowings from unused commitments on its revolving line of credit to fund its operations and working capital requirements as currently planned, its capital plan expenditures, interest payments on its indebtedness, contractual obligations and anticipated quarterly cash dividends.

SOURCES AND USES OF CASH

At March 25, 2006, cash and cash equivalents were $37.9 million, decreasing $8.4 million from cash and cash equivalents at September 24, 2005. This decrease was comprised of $22.2 million of cash used for investing activities and $4.8 million of cash used for financing activities, offset by $18.6 million of cash provided by operating activities.

OPERATING ACTIVITIES

Net cash provided by operating activities for the six months ended March 25, 2006 was $18.6 million versus $24.6 million for the six months ended March 26, 2005. The $6.0 million year-over-year decrease was primarily attributed to changes within working capital assets and liabilities, and to a lesser degree the decrease in net income and changes in non-cash charges to earnings, specifically, deferred income taxes and the amortization of stock based compensation.

For the six months ended March 25, 2006 the Company’s principal working capital requirements, which directly affected net cash provided by operating activities, were as follows:

•	An increase in accounts receivable due to a combination of revenue growth and slower collections. The increase in days sales outstanding from approximately 43 days at September 24, 2005 to 44 days at March 25, 2006 was indicative of slower collections. A new accounts receivable system implementation toward the end of the second quarter shifted collection efforts to “skills learning” for the new system. Also, the increase resulted from a large credit customer increasing their mailing frequency during the second quarter. As mentioned above, a telecommunications/ satellite retail customer has not submitted their payments in a timely manner resulting in slower collection of their account;

•	A decrease in prepaid postage due to the timing of postage payments to the United States Postal Service. The prepaid postage account was higher at September 24, 2005 when the postage prepayment occurred;

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

•	A decrease in accounts payable due to the timing of vendor payments; and

•	An increase in customer advances due to prepayments received from customers in the Company’s telecommunications/satellite retail advertising category. Since the Company was experiencing collection issues with certain of these customers, the Company modified their payment terms. These specific customers must now prepay for future services.

For the six months ended March 26, 2005, the Company’s principal working capital requirements, which directly affected net cash provided by operating activities, were as follows:

•	An increase in accounts receivable attributable to a 10% revenue growth in the month of March 2005 along with an increase in revenues from large credit clients. The revenue growth was attributable to the growth in shared mail advertising pieces and packages;

•	A decrease in accounts payable due to the timing of vendor payments; and

•	A decrease in accrued compensation and benefits primarily due to severance payments made to the Company’s former Chief Executive Officer and to the fiscal 2004 incentive compensation payout which occurred in fiscal 2005.

INVESTING ACTIVITIES

Investing activities for the six months ended March 25, 2006 were $22.2 million versus $20.2 million for the six months ended March 26, 2005 and were primarily attributable to capital expenditures.

For the six months ended March 25, 2006, capital expenditures included:

•	$14.8 million for software development for the Company’s service delivery redesign project that upgrades current software applications;

•	$4.7 million for various production equipment, including Alphaliners (computerized mail sorters);

•	$1.7 million for computer hardware and upgrades to existing software; and

•	$0.8 million for leasehold improvements and renovations to certain production facilities.

For the six months ended March 26, 2005, capital expenditures included:

•	$9.8 million for software development for the Company’s service delivery redesign project;

•	$4.3 million for Alphaliners and various other production equipment;

•	$3.1 million for leasehold improvements and renovations to certain production facilities; and

•	$2.3 million for computer hardware and upgrades to existing software.

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

FINANCING ACTIVITIES

Net cash used by financing activities was $4.8 million for the six months ended March 25, 2006 versus net cash provided by financing activities of $1.1 million for the same period of the prior year.

For the current period, financing activities primarily included cash outflows totaling $7.0 million for the quarterly cash dividend payments offset by cash inflows of $2.4 million in proceeds from the exercise of stock options.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Financing activities for the prior period included $9.3 million in proceeds from the exercise of stock options, offset by $1.4 million of treasury stock transactions pursuant to elections by employees to satisfy tax withholding requirements and $6.8 million for the quarterly cash dividend.

The Company maintains credit facilities totaling $275 million, which includes the private placement of $125 million senior secured notes with several institutional investors and a $150 million revolving line of credit with a syndicate of banks. At March 25, 2006, the senior secured notes accounted for the entire outstanding debt balance. The Company anticipates it will be able to meet its debt obligations through funds generated from operations. In addition, at March 25, 2006, $138.6 million of the revolving line of credit was available for future borrowings, reflecting $11.4 million utilized by letters of credit under separate agreements related to the Company’s worker’s compensation program.

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

The Company’s contractual obligations as of March 25, 2006 include $125.0 million senior secured notes due in December 2013. The amount of $123.9 million on the Consolidated Balance Sheets represents the carrying value of the debt, which includes the fair value of the Company’s fixed to floating interest rate swap agreements at March 25, 2006.

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

Stock-based Compensation – The Company elected to use a binomial lattice option-pricing model to value stock options that were granted subsequent to the Company’s adoption of Statement 123r. The binomial model includes various assumptions including expected life, expected volatility, expected dividend yield and risk-free interest rates. The valuation of stock options was completed by an outside consulting firm, which also applied actuarial estimates in the valuation assumptions. The Company provided to the consultants several years of historical information regarding grants, exercises and cancellations along with other workforce demographic information. Utilizing this information, the consulting firm used statistical techniques that evaluate the option pricing variables to arrive at each assumption. The Company believes each assumption used in the valuation is reasonable because it takes into account the experience of the plan and reasonable expectations. The assumptions, however, involve inherent uncertainties based on market conditions generally outside the Company’s control. As a result, if other assumptions had been used, stock-based compensation expense could have varied.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Subsequent Events

Southern California Joint Distribution Agreement – On April 17, 2006, the Company announced a joint distribution agreement with The Los Angeles Times and MediaNews Group’s LANG newspapers to begin targeting households in Southern California in August. This agreement will streamline distribution and create a new larger single advertising package for consumers by combining the Company’s, the LA Times and LANG’s existing late week program into one.

Operational Subsequent Event – Subsequent to the end of the second quarter, the Company announced two strategic corporate actions: the consolidation and elimination of its Memphis production facility and the outsourcing of its graphics print production services to an outside supplier who specializes in providing these services. The Company plans to absorb the work currently handled in Memphis into four other facilities. The closing of the Memphis facility is expected to occur in late summer. The outsourcing of the graphics print production services will be accomplished in several phases between now and January 2007. As a result, the Company will record charges primarily relating to severance, totaling approximately $4 million over the next three fiscal quarters beginning in the third quarter of fiscal 2006 as the actions take place.

Service Delivery Redesign Project – At the beginning of the third quarter of fiscal 2006, the Company launched its new order delivery system, the service delivery redesign project. The Company is closely monitoring the new systems and making normal and expected adjustments. The Company believes it is adequately managing the transition to the new processes and controls. If needed, the Company will continue to devote additional resources to stabilizing the new system. This would include continued user training, implementation of compensating controls and system enhancements.

The Company will experience an increase in depreciation expense for the remainder of the fiscal year and into the future due to the new systems being placed into service.

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those in the forward looking statements. The Company’s business is promotional in nature, and ADVO serves its clients on a “just in time” basis. As a result, fluctuations in the amount, timing, pages and weight and kinds of advertising pieces can vary significantly from period to period, depending on its customers’ promotional needs, inventories and other factors. In any particular period these transactional fluctuations are difficult to predict, and can materially affect the Company’s revenue and profit results. The Company’s business contains additional risks and uncertainties that include but are not limited to: general changes in customer demand and pricing, the possibility of consolidation in the retail sector, the impact of economic and political conditions on advertising spending and the Company’s distribution system, postal and paper prices, possible governmental regulation or legislation affecting aspects of the Company’s business, the efficiencies achieved with technology upgrades, fluctuations in interest rates and other general economic factors.

One of the Company’s largest customers, accounting for approximately 5% of total revenues, is being sold to several companies, including a current ADVO customer. The Company has several contracts in place with this customer. At this time the Company is unable to predict how the sale will affect its business.

As detailed above in “Subsequent Events,” the Company recently launched its new order delivery system. If the Company experiences unforeseen difficulties with the transition, the resulting disruption could adversely affect the Company’s business, sales, results of operations and financial condition. In addition, the Company’s ability to maintain internal controls may be negatively impacted by the Company’s implementation of its new order delivery system. If internal controls are not maintained, the Company may not be able to ensure that it can conclude that it has effective controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest expense is sensitive to changes in interest rates. In this regard, changes in interest rates affect the interest paid on its debt. To mitigate the impact of interest rate fluctuations, the Company maintains interest rate swap agreements.

The Company entered into one interest rate swap agreement (fixed to floating) with a notional amount of $25 million to swap a portion of the 5.71% fixed rate interest on the Company’s $65 million senior secured notes for variable rate interest. At March 25, 2006 and September 24, 2005, the fair market value of this fixed to floating interest rate swap agreement was a loss of $1.1 million and $0.1 million, respectively. This fair value hedge expires on December 4, 2013.

The Company entered into three separate four-year interest rate swap agreements (floating to fixed) with notional amounts totaling $25 million to swap a portion of the variable rate interest on the Company’s $60 million senior secured notes for fixed rate interest. The start and maturity dates of these cash flow hedge agreements are as follows:

Notional Amount	Start Date	Maturity Date
$8 million	12/04/04	12/04/08
$8 million	12/04/05	12/04/09
$9 million	12/04/06	12/04/10

At March 25, 2006 and September 24, 2005, the fair market value of the floating to fixed interest swap agreements was a gain of $0.2 million and a loss of $0.3 million, respectively.

If interest rates should change by 2 percentage points in fiscal 2006 from those rates in effect at March 25, 2006, interest expense would increase/decrease by approximately $0.7 million. These amounts are determined by considering the hypothetical interest rates on the Company’s borrowing cost. The sensitivity analysis also assumes no changes in the Company’s financial structure.

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

We have adopted a Code of Business Ethics and Conduct that applies to all employees as well as our Board of Directors. The Code of Business Ethics and Conduct, as well as the Charters for the committees of our Board of Directors (the Audit Committee; Qualified Legal Compliance Committee; Nominating/Corporate Governance Committee; and Compensation Committee) and the Company’s Corporate Governance Guidelines are posted on our website, www.advo.com. Copies of these documents posted on our website will be provided free of charge upon written request directed to Corporate Secretary, ADVO, Inc., One Targeting Centre, Windsor, CT 06095.

Part II – Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Below is a summary of stock purchases made by the Company or on behalf of the Company for the quarter ended March 25, 2006.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program (1)	Total Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

January 2006
Employee transactions (2)	27,817	$29.48	N/A	N/A
Deferred compensation plan (3)	—	—	N/A	N/A

February 2006
Employee transactions (2)	23,479	$32.57	N/A	N/A
Deferred compensation plan (3)	—	—	N/A	N/A

March 2006
Employee transactions (2)	1,129	$30.81	N/A	N/A
Deferred compensation plan (3)	370	$31.41	N/A	N/A

Total shares purchased	52,795

(1)	In October 2003, the Company announced a stock buyback program allowing the repurchase of 1.5 million shares. Under the authorization, the Company can purchase shares on the open market. The stock buyback program does not have an expiration date. The Company purchased no shares under the program for the six months ended March 25, 2006. The maximum number of shares that may yet be purchased under the program is 1.5 million shares.

(2)	Includes shares attested to in satisfaction of the exercise price by holders of employee stock options who exercised options and those shares withheld to satisfy tax-withholding obligations upon the release of restricted shares.

(3)	The Company has a non-qualified deferred compensation plan (“plan”) that provides participants the option to invest in several investment opportunities one of which is the ADVO Stock Fund. These shares of ADVO stock are purchased by the plan’s trustee on the open market.

Item 6. Exhibits

(a) Exhibit Index

Exhibit No.	Exhibits Included Within:
10	Agreement for Graphics Print Production Services, dated April 24, 2006 between the Company and Affinity Express, Inc. **

31(a)	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d – 14(a) of the Securities Exchange Act.

31(b)	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d – 14(a) of the Securities Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	The Company has requested confidential treatment of certain portions of this exhibit from the SEC. The omitted portions have been filed with the SEC.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during or subsequent to the second quarter of fiscal 2006.

1)	The Company filed a Current Report on Form 8-K dated April 17, 2006, reporting under Item 2.02, a preliminary outlook for the second quarter ended March 25, 2006 and under Item 8.01, announcing the Company’s joint preprint insert distribution arrangement with the Los Angeles Times and MediaNews Group’s LANG newspapers.

2)	The Company furnished a Current Report on Form 8-K dated April 25, 2006, reporting under Item 1.01, the Company having entered into a five year agreement with Affinity Express, Inc, (AEI) to outsource its graphics print production services; under Item 2.02, the Company reported its earnings for the second quarter ended March 25, 2006; and under Item 8.01, the financial impact of the consolidation and elimination of the Company’s Memphis production facility and its graphics print production services outsourcing.

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVO, Inc.

Date: May 4, 2006	By:	/s/ JOHN D. SPERIDAKOS
John D. Speridakos
Vice President and Controller
Principal Accounting Officer