Form 10-Q
period 2006-07-01
ADVO INC
filed 2006-08-10
CIK 801622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2006

or

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

As of July 29, 2006 there were 31,785,328 shares of common stock outstanding.

ADVO, Inc.

Index to Quarterly Report

on Form 10-Q

Quarter Ended July 1, 2006

ADVO, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 1, 2006	September 24, 2005
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$21,551	$46,238
Accounts receivable, net	239,576	162,542
Inventories	4,317	2,500
Prepaid postage	889	10,747
Prepaid expenses and other current assets	7,834	6,360
Federal income taxes receivable	—	2,884
Deferred income taxes	13,599	10,996

Total current assets	287,766	242,267

Property, plant and equipment	445,277	420,738
Less accumulated depreciation and amortization	(249,117)	(226,735)

Net property, plant and equipment	196,160	194,003

Investment in deferred compensation plan	15,920	15,134
Goodwill	22,880	22,824
Other assets	3,655	4,502

TOTAL ASSETS	$526,381	$478,730

LIABILITIES
Current liabilities:
Current portion of long-term debt	$21,000	$—
Accounts payable	49,642	55,276
Accrued compensation and benefits	26,103	27,919
Customer advances	13,828	7,302
Federal and state income taxes payable	2,356	325
Other current liabilities	25,985	25,468

Total current liabilities	138,914	116,290

Long-term debt	123,199	124,867
Deferred income taxes	26,774	29,641
Deferred compensation plan	16,806	16,172
Other liabilities	12,430	6,475

Total liabilities	318,123	293,445

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value (Authorized 5,000,000 shares, none issued)	—	—
Common stock, $.01 par value (Authorized 80,000,000 shares, issued 32,039,693 and 31,719,419 shares, respectively)	320	317
Additional paid-in capital	185,596	180,510
Unamortized deferred compensation	—	(3,846)
Accumulated earnings	31,189	17,182
Less shares of common stock held in treasury, at cost	(8,887)	(8,124)
Less shares of common stock held in deferred compensation trust	(885)	(1,038)
Accumulated other comprehensive income	925	284

Total stockholders’ equity	208,258	185,285

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$526,381	$478,730

See Accompanying Notes.

ADVO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Nine months ended		Three months ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Revenues	$1,099,759	$1,042,459	$386,753	$353,642

Costs and expenses:
Cost of sales	860,282	795,122	304,101	265,723
Selling, general and administrative	191,233	185,980	68,597	62,803
Provision for bad debts	4,609	6,327	1,331	2,694

Operating income	43,635	55,030	12,724	22,422

Interest expense	(6,685)	(5,038)	(2,619)	(1,798)
Equity earnings in joint ventures	2,352	1,478	787	405
Other income (expense), net	190	(338)	102	(58)

Income before income taxes	39,492	51,132	10,994	20,971

Provision for income taxes	15,066	19,574	4,038	7,952

Net income	$24,426	$31,558	$6,956	$13,019

Basic earnings per share	$0.78	$1.02	$0.22	$0.42

Diluted earnings per share	$0.78	$1.01	$0.22	$0.41

Dividends declared per share	$0.33	$0.33	$0.11	$0.11

Weighted average basic shares	31,344	30,932	31,421	31,083
Weighted average diluted shares	31,513	31,330	31,531	31,407

See Accompanying Notes.

ADVO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended
	July 1, 2006	June 25, 2005
Cash flows from operating activities:
Net income	$24,426	$31,558
Adjustments to reconcile net income to net cash flows (used) provided by operating activities:
Depreciation	31,541	28,644
Stock-based compensation	5,867	1,947
Amortization of debt issue costs	415	416
Deferred income taxes	(5,795)	4,930
Provision for bad debts	4,609	6,327
Equity earnings from joint ventures	(2,352)	(1,478)
Other	(40)	34
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(81,772)	(25,874)
Inventories	(1,816)	(303)
Prepaid postage	9,857	(10)
Prepaid expenses and other current assets	(1,471)	(2,195)
Investment in deferred compensation plan	50	(296)
Other assets	500	1,581
Accounts payable	(5,486)	(8,895)
Accrued compensation and benefits	(1,825)	1,575
Deferred compensation plan	(50)	296
Customer advances	6,523	(3,560)
Federal and state income taxes payable	4,786	1,985
Other liabilities	5,614	(1,390)
Distributions from equity joint ventures	2,284	1,583

Net cash (used) provided by operating activities	(4,135)	36,875

Cash flows from investing activities:
Expenditures for property, plant and equipment	(34,156)	(30,992)
Proceeds from disposals of property, plant and equipment	504	1,722

Net cash used by investing activities	(33,652)	(29,270)

Cash flows from financing activities:
Revolving line of credit – net	21,000	—
Proceeds from exercise of stock options	2,713	10,281
Tax benefit from stock transactions	486	—
Treasury stock transactions related to stock awards	(762)	(1,400)
Cash dividends paid	(10,408)	(10,220)

Net cash provided (used) by financing activities	13,029	(1,339)

Effect of exchange rate changes on cash and cash equivalents	71	41

Change in cash and cash equivalents	(24,687)	6,307
Cash and cash equivalents at beginning of period	46,238	30,284

Cash and cash equivalents at end of period	$21,551	$36,591

Noncash activities:
(Increase) decrease in the fair market value of interest rate swaps	(844)	264
Deferred compensation plan investment gains	684	1,218

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

Operating results for the nine-month period ended July 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO’s Annual Report on Form 10-K for the fiscal year ended September 24, 2005.

Certain reclassifications have been made in the fiscal 2005 financial statements to conform to the 2006 presentation.

The Company’s fiscal year 2006 contains an additional week compared to the prior fiscal year as a result of the Company’s 52-53 week accounting cycle. The extra week is included in the results for the three and nine-month periods ended July 1, 2006.

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

Effective September 25, 2005, the first day of the Company’s fiscal year, the Company adopted Statement 123r which requires all share-based payments, including grants of stock options, to be recognized in the consolidated statement of operations as an operating expense, based on their fair values on the grant date, over the requisite service period. The Company elected to adopt Statement 123r under the modified-prospective transition method. Prior period stock option financial information was valued using the Black-Scholes option-pricing model. The Company is not required to restate prior periods. Under this transition method, stock-based compensation expense for three and nine months ended July 1, 2006 includes:

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

Compensation expense for stock-based awards is recognized in the consolidated statement of operations in cost of sales and general and administrative expenses. For the quarters ended July 1, 2006 and June 25, 2005, the Company’s total stock-based compensation expense was $2.0 million ($1.3 million, net of tax) and $0.6 million ($0.4 million, net of tax), respectively. The Company’s total stock-based compensation for the nine-month periods ended July 1, 2006 and June 25, 2005 was $5.9 million ($3.6 million, net of tax) and $1.9 million ($1.2 million, net of tax), respectively.

The incremental stock-based compensation expense resulting from the adoption of Statement 123r was $1.4 million ($0.9 million, net of tax or $0.03 in basic and diluted earnings per share) and $3.9 million ($2.4 million, net of tax or $0.08 in basic and diluted earnings per share) for the three and nine months ended July 1, 2006. For periods prior to the adoption of Statement 123r, the Company followed APB 25 and recorded stock-based compensation expense for restricted stock grants only. The Company expects the incremental annualized cost associated with the adoption of Statement 123r to be approximately $0.10 - $0.11 per diluted share in fiscal 2006.

The Company estimated forfeitures in calculating the expense related to stock-based compensation for both the stock option awards granted prior to, but not vested as of September 25, 2005, as well as, stock option awards granted subsequent to September 25, 2005.

Prior to adopting Statement 123r, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. Statement 123r requires cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting Statement 123r, $0.5 million of excess tax benefits for the nine months ended July 1, 2006 have been classified as a financing cash inflow. The net tax benefit for stock-based compensation arrangements was $0.4 million for the nine months ended July 1, 2006.

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement 123r to stock-based compensation for all periods presented:

	Nine months ended		Three months ended
(In thousands, except per share amounts)	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Net income, as reported	$24,426	$31,558	$6,956	$13,019
Add: Stock-based compensation expense included in reported net income, net of related tax effects	3,629	1,202	1,285	394

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	3,629	3,546	1,285	1,186

Pro forma net income	$24,426	$29,214	$6,956	$12,227

Earnings per share:
Basic – as reported	$0.78	$1.02	$0.22	$0.42
Basic – pro forma	$0.78	$0.94	$0.22	$0.39

Diluted – as reported	$0.78	$1.01	$0.22	$0.41
Diluted – pro forma	$0. 78	$0.94	$0.22	$0.39

The Company reviewed and refined the assumptions utilized in determining its total stock-based compensation expense and changed its fair value option-pricing model from the Black-Scholes model to a binomial lattice model for all options granted in fiscal 2006 and the future. The Company believes the binomial lattice model is more indicative of the stock option’s fair value. It considers characteristics such as employee demographic statistics and the exercise pattern of option holders throughout the option’s term. The Black-Scholes model is not influenced by economic and behavioral assumptions. The volatility assumption used in our binomial lattice model uses actual historical changes in the market value of the Company’s stock over a weighted average of periods ranging from one year to the expected term of the options. Our volatility assumption is redeveloped quarterly. The forfeiture assumption is based on the Company’s historical employee behavior over the last nine years to which standard actuarial probabilities have been applied.

Weighted-average assumptions used in determining fair value of option grants were as follows:

	Nine months ended
	July 1, 2006 (1)	June 25, 2005 (2)
Risk free rate of interest	4.4%	5.2%
Dividend yield	1.4%	1.5%
Volatility factor	33.6%	20.0%
Expected life of option (years)	4.5	5.8

(1)	Assumptions used in binomial lattice option pricing model.
(2)	Assumptions used in Black-Scholes option pricing model.

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The weighted average fair value of options granted was $9.34 and $8.98 for the nine-month periods ended July 1, 2006 and June 25, 2005, respectively.

3. Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in a company’s equity other than from transactions with the company’s owners. The Company’s comprehensive income was as follows:

	Nine months ended		Three months ended
(In thousands)	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Net income	$24,426	$31,558	$6,956	$13,019
Other comprehensive income:
Unrealized gain (loss) on derivative instruments	499	(11)	215	(397)
Foreign currency translation adjustment	142	62	131	(27)

Total comprehensive income	$25,067	$31,609	$7,302	$12,595

4. Earnings per Share

Basic earnings per share excludes common stock equivalents, such as stock options, and is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents, such as stock options, were exercised.

	Nine months ended		Three months ended
(In thousands, except per share data)	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Net income	$24,426	$31,558	$6,956	$13,019

Weighted average basic shares	31,344	30,932	31,421	31,083

Effective dilutive securities:
Stock options	96	327	60	256
Restricted stock	73	71	50	68

Dilutive potential basic shares	169	398	110	324

Weighted average diluted shares	31,513	31,330	31,531	31,407

Basic earnings per share	$0.78	$1.02	$0.22	$0.42

Diluted earnings per share	$0.78	$1.01	$0.22	$0.41

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Stock Plans

The Company maintains one active stock-based compensation plan relating to stock options and restricted stock awards. At the Company’s Annual Meeting of Stockholders held on January 26, 2006, the Company’s stockholders approved and adopted the 2006 Incentive Compensation Plan (“2006 Plan”). The 2006 Plan replaces the 1998 Incentive Compensation Plan (“1998 Plan”). No additional awards will be made under the 1998 Plan as of January 26, 2006. Shares reserved and available for future equity awards under the 2006 Plan include 1.5 million shares authorized on January 26, 2006 and any shares still available or subject to awards under preexisting Company plans. As of July 1, 2006, there were 1.6 million shares available for future grant.

Stock Options

The Company’s 2006 Plan allows a Committee appointed by the Board of Directors to grant both cash and equity awards including stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as deemed appropriate, to Directors and employees of the Company. The 2006 Plan provides for the granting of both incentive and non-qualified stock options. Currently, the Company has only granted non-qualified stock options that are generally exercisable 25% each year, cumulatively, beginning one year from the date of grant. Compensation cost associated with stock options is recognized over the four-year vesting period on a straight-line basis. The terms of the options may not exceed ten years and the option price shall not be less than the fair market value of the common stock on the date of grant.

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

Stock option transactions during the nine months ended July 1, 2006 are summarized as follows:

	Options	Weighted Average Price
Outstanding at September 24, 2005	2,399,985	$28.91
Granted	498,214	32.26
Cancelled / Forfeited	(164,552)	29.05
Expired	(1,044)	34.57
Exercised	(163,215)	24.11

Outstanding at July 1, 2006	2,569,388	$29.86

The total intrinsic value of options exercised during the nine months ended July 1, 2006 was $1.1 million.

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of July 1, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of July 1, 2006	Weighted Average Exercise Price
$ 9.42 - $ 22.48	334,821	4.9	$19.60	275,756	$19.05
22.53 - 26.15	299,630	5.0	25.22	280,317	25.23
27.00 - 30.53	348,651	4.4	28.32	321,718	28.29
30.70 - 32.21	486,462	7.7	31.03	216,965	30.90
32.47 - 32.82	559,307	9.3	32.52	12,750	32.82
32.98 - 38.00	540,517	8.1	35.95	180,995	35.69

	2,569,388	7.0	$29.86	1,288,501	$27.17

As of July 1, 2006, the aggregate intrinsic value of options outstanding and options exercisable was zero because the June 30, 2006 closing price of $24.61 was lower than the weighted average exercise price of the options. On July 6, 2006, subsequent to the end of the quarter and after the announcement of the Merger Agreement (see Note 9, “Subsequent Events”), the Company’s stock price increased to be approximately in line with the merger consideration price of $37.00. Assuming the merger consideration price of $37.00, the aggregate intrinsic value of options outstanding and options exercisable as of July 1, 2006 was $18.4 million and $12.7 million, respectively.

As of July 1, 2006, there was $10.4 million of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted average period of approximately 2.7 years.

Restricted Stock

The 2006 Plan provides for the granting of common stock to employees subject to specified periods of continuous employment. These grants of restricted stock generally vest one-third per year over three years and can be voted by the holders. The fair value of restricted shares is determined based on the closing price of the Company’s stock on the date of grant. Compensation cost associated with the restricted stock is recognized over three years on a straight-line basis. Unrecognized compensation cost for restricted stock was $7.5 million at July 1, 2006. This cost is expected to be recognized over a weighted average period of approximately 2.1 years. The total fair value of shares vested during the nine months ended July 1, 2006 was $2.7 million.

Restricted stock transactions during the nine months ended July 1, 2006 are summarized as follows:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Outstanding at September 24, 2005	217,167	$31.08
Granted	200,919	32.25
Cancelled / Forfeited	(4,506)	32.47
Vested	(91,166)	29.56

Outstanding at July 1, 2006	322,414	$32.22

6. Commitments and Contingencies

Insurance Contingency

The Company maintains insurance coverage that provides for reimbursement of business interruption losses. The Company incurred business interruption losses due to the hurricanes in the Gulf Coast in fiscal

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Customer Commitment

A customer in the Company’s telecommunications/satellite retail advertising category did not submit payments to the Company in a timely manner from the end of November 2005 to mid-February 2006. In order to facilitate the collection of this receivable, the Company entered into an installment payment plan agreement whereby this customer will pay its past due balance over approximately 2 years. Since mid-February 2006, the Company’s ongoing and future business with the customer is being executed on a prepayment basis. As of July 1, 2006 the Company had received prepayments totaling approximately $2.3 million for future jobs.

The Company will continue to monitor the status of its receivable from this customer related to prior advertising services taking into account any changes to the customer’s situation. Should the customer’s situation change, the Company may be required to record additional reserves. The Company believes it has properly accounted for the probable loss on the ultimate collection of this receivable at July 1, 2006. The Company’s net accounts receivable balance from this customer was $3.9 million at July 1, 2006.

Tiffany Sumuel and Rudy Halim v. ADVO, Inc., et al.

The Company is a defendant in the Tiffany Sumuel and Rudy Halim v. ADVO, Inc., et al. (“Sumuel”) case in Superior Court in Alameda County, California. Sumuel is a wage and hour lawsuit brought by the plaintiffs on behalf of all of the Company’s current and former California employees seeking overtime pay and penalties for a four-year period. On December 20, 2005, the trial court certified a class of more than three hundred past and current exempt employees. The Company believes that it has meritorious defenses to the lawsuit. Cross motions for the summary judgment were heard on July 27, 2006, and the parties are awaiting the court’s final ruling on these motions. The Company has not provided any amount for the exposure because the Company does not believe it is probable and reasonably estimable at this time.

7. Non-recurring Charges

During the third quarter of fiscal 2006, the Company announced three strategic corporate actions: the consolidation and elimination of its Memphis production facility; the outsourcing of its graphics print production services to an outside supplier who specializes in providing these services; and the elimination of resources due to the joint distribution agreement with the Los Angeles Times and MediaNews Group’s LANG newspapers to begin targeting households in Southern California in August. The Company will absorb the work currently handled in Memphis into four other facilities. The closing of the Memphis facility is expected to occur in the late summer. The outsourcing of the graphics print production services will be made in several phases between this quarter and January 2007. As a result of these actions, the Company will record charges primarily relating to severance, totaling approximately $4 million over the next three fiscal quarters beginning in the third quarter of fiscal 2006.

For the quarter ended July 1, 2006, the Company recorded in selling, general and administrative costs a $1.5 million pre-tax charge, or $0.03 in earnings per share, related to these actions. The charge was comprised of severance benefits that include wages and benefits for approximately 180 associates. As of July 1, 2006, $1.5 million of this charge was still payable and included in accrued compensation and benefits.

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the third quarter of fiscal 2005, the Company realigned the organization to better focus its internal resources on the most significant and profitable business opportunities. As a result of these changes, headcount was reduced by approximately 130 associates across all areas of the Company. The Company recorded a pre-tax charge of approximately $3.5 million in selling, general and administrative costs, or $0.07 in earnings per share, in the third quarter of fiscal 2005. The realignment charge was primarily comprised of severance benefits that included wages and benefits.

8. New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is currently evaluating the impact this interpretation will have on its financial statements, which would be effective at the beginning of its fiscal 2007.

9. Subsequent Events

As disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Valassis Communications, Inc. (“Valassis”) and Michigan Acquisition Corporation, a wholly-owned subsidiary of Valassis (“Merger Sub”) on July 5, 2006. The Merger Agreement, which was filed as Exhibit 2.1 to the Company’s July 10, 2006 Current Report on Form 8-K, provides for, among other things, Merger Sub to merge with and into ADVO (the “Merger”). As a result of the Merger, the separate corporate existence of Merger Sub will cease and ADVO will continue as a wholly-owned subsidiary of Valassis.

As of the Effective Time (as defined in the Merger Agreement), each share of ADVO common stock (except any shares owned by ADVO, Valassis or Merger Sub or Dissenting Shares (as defined in the Merger Agreement)) will be converted into the right to receive $37.00 in cash, without interest. All outstanding stock options to purchase shares of ADVO common stock immediately prior to the Effective Time will become fully vested and each holder will receive an amount of cash, without interest, equal to the excess, if any, of $37.00 over the exercise price of such stock option (minus any tax withholdings required by law). Each outstanding and unvested share of ADVO restricted stock will vest and no longer be subject to any restrictions, and will be entitled to receive the $37.00 per share cash consideration, without interest, like each other outstanding share of ADVO common stock.

Each of ADVO’s and Valassis’ Board of Directors have approved the Merger Agreement. The Merger Agreement, however, is subject to the approval of ADVO shareholders, certain regulatory approvals, such as those required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary conditions. The Company has announced that a special meeting of ADVO shareholders will be held on September 13, 2006 to consider adoption of the Merger Agreement.

The Merger Agreement contains certain termination rights for both the Company and Valassis, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Valassis a termination fee of $38 million.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, filed with the Company’s July 10, 2006 Form 8-K.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

OVERVIEW

In April 2006, the Company launched its new order delivery system, known as the Service Delivery Redesign project (“SDR”), upgrading current software applications, employing new technology and work processes to speed information flow and integrating business processes throughout the organization. The SDR implementation affected either directly or peripherally virtually all functions in the Company, requiring a significant effort by all associates. Associates’ regular day-to-day activities were replaced by “skill learning” activities to become familiar with the new system and at the same time to gain knowledge of new business processes. SDR directly impacted the following functions: contracting, order management, graphics print, operations, sales, accounts receivable, billing, collections, finance, and information technology.

The Company encountered transitional issues during the SDR implementation. Problems with entering and processing customer orders, temporary inefficiencies in production, shipping disruptions and delayed customer invoicing were experienced. These type of issues are expected with the launch of new systems. As a result, the Company incurred delayed collection of accounts receivable and additional costs that contributed to the lower profit margins realized in the third quarter of fiscal 2006. The Company believes it has identified and corrected many of the issues associated with the SDR implementation during of the third quarter.

Subsequent to the end of the third quarter, on July 5, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Valassis Communications, Inc. (“Valassis”) and Michigan Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of Valassis. When the merger is consummated, Merger Sub will merge with and into the Company, the separate corporate existence of Merger Sub will cease and ADVO will continue as a wholly-owned subsidiary of Valassis. The Merger Agreement was filed with the Securities and Exchange Commission on July 10, 2006 as Exhibit 2.1 to the Company’s Current Report on Form 8-K.

RESULTS OF OPERATIONS

The Company’s fiscal year 2006 contains an additional week compared to the prior fiscal year as a result of the Company’s 52-53 week accounting cycle. The extra week is included in the Company’s results for the three and nine-month periods ended July 1, 2006.

REVENUES

Revenues for the third quarter of fiscal 2006 were $386.8 million, increasing $33.1 million or 9.4%, from the prior year’s third quarter. For the nine months ended July 1, 2006, revenues were $1,099.8 million, an increase of $57.3 million or 5.5%, from the prior year period revenues of $1,042.5 million.

The revenue growth for both the three and nine-month periods was driven by volume growth in the Company’s shared mail products. These volume gains were demonstrated in the growth of shared mail packages and pieces for both the three and nine-month periods ended July 1, 2006 as detailed below:

	Three months ended		Nine months ended
	July 1, 2006	% growth over prior year’s qtr	July 1, 2006	% growth over prior year
Shared mail packages (in billions)	1.126	8.9%	3.240	3.8%
Average pieces per package	8.41	(0.2)%	8.37	2.6%
Shared mail advertising pieces (in billions)	9.468	8.6%	27.120	6.6%

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

In the second and third quarters of fiscal 2006, the Company passed through the postage rate increase, which became effective on January 8, 2006, to its customers. The new rates represent an increase of approximately 3.2% in the Company’s shared advertising piece rates. In addition, the Company experienced significant revenue growth in its brokered distribution program, known as A.N.N.E. (ADVO National Network Extension) as a direct result of an A.N.N.E. customer increasing its mailing frequency.

Partially offsetting the revenue growth for the three and nine months ended July 1, 2006 were declines in the Company’s ShopWise® wrap and Missing Child Card products (also known as zone products). Also contributing were shifts in product mix in ADVO printed and client supplied advertising products, price declines and lighter weight client-supplied advertising circulars. The previously mentioned items resulted in the 1.9% decrease in shared mail revenue per thousand pieces to $36.71 in the third quarter of fiscal 2006, and the 2.7% decrease to $36.80 for the nine months ended July 1, 2006, when compared to the same periods in the prior year.

For the third quarter of fiscal 2006, the Company’s zone products’ revenue decreased 3% from the comparable quarter in the prior year, primarily resulting from high client cancellations concentrated in the telecommunications/satellite advertising category. As previously discussed in the second quarter, the Company established a cross-functional zone products team to address the decrease by, among other things, developing strategies focused on driving zone products revenue growth, including marketing such products to more clients and categories. The third quarter decrease in zone products’ revenue of 3% was a sequential improvement from the 11% decrease reported in the second quarter.

OPERATING EXPENSES

Cost of sales as a percentage of revenue was 78.6% for the third quarter of fiscal 2006, increasing 3.5 percentage points from the prior year quarter and 78.2% for the nine months ended July 1, 2006, increasing 1.9 percentage points when compared to the same period in the prior year. In absolute terms, cost of sales for the three and nine months ended July 1, 2006, increased $38.4 million and $65.2 million, respectively, over the prior year.

The absolute increase for both these periods was attributable to higher distribution costs driven by the increase in shared mail advertising packages and pieces delivered and, specific to the second and third quarters, the impact of the postal rate increase and increased distribution costs attributed to the volume increase in A.N.N.E.

Unused postage as a percentage of base postage for the third quarter of fiscal 2006 increased 1.1 percentage points from the prior year third quarter due to the decrease in average pieces per package and lighter weight client supplied advertising circulars. Although the Company mailed more advertising packages, those packages were not completely filled, thus resulting in unused postage costs. For the nine-month period ended July 1, 2006, unused postage as a percentage of base postage was 22.6%, improving 0.2 percentage points over prior year largely driven by the 2.6% growth in average pieces per package throughout the first nine months of fiscal 2006.

Print and production expenses also increased for the three and nine-month periods ended July 1, 2006. Print expense increased 12.0% and 10.9%, respectively, for the three and nine-month periods. Print and paper costs increased in step with volume increases associated with ADVO printed advertising products. Production expenses increased 10.5% and 5.7%, respectively, for the three and nine-month periods as a result of the increased number of packages and pieces processed in the Company’s facilities and the additional costs incurred, such as temporary labor, resulting from the SDR implementation.

Selling, general and administrative costs, including the provision for bad debts (“SG&A costs”) were $69.9 million for the current quarter increasing $4.4 million from the prior year’s quarter and decreasing 0.4 percentage points as a percentage of revenue.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Both the current and prior year quarters included non-recurring costs. In the third quarter of fiscal 2006 the Company recorded $1.5 million of severance and benefits costs related to the previously announced consolidation and elimination of its Memphis production facility, the outsourcing of its graphics print production to an outside supplier and the Southern California joint distribution newspaper agreement. The third quarter of fiscal 2005 included a $3.5 million charge related to the realignment of the organization to better focus its internal resources on the most significant and profitable business opportunities.

Other third quarter SG&A costs included the following:

•	a $2.3 million increase in consulting, legal and other professional fees related to strategic planning and activities associated with the merger agreement with Valassis;

•	a $1.4 million increase in depreciation expense resulting from the implementation and activation of the SDR project;

•	a $1.2 million increase in incremental stock-based compensation costs which is discussed in more detail below; and

•	increases in travel, training, temporary labor and other costs related to the SDR implementation.

SG&A costs for the nine months ended July 1, 2006 were $195.8 million, increasing $3.5 million from the same period of the prior year, and decreasing 0.6 percentage points as a percentage of revenue. SG&A costs for the current year-to-date period increased by the same factors detailed above for the quarter analysis, however, the year-to-date cost increases were offset by a decrease in sales commission expense resulting from the unachieved revenue targets for the sales organization, the impact of prior year’s third quarter realignment and a decrease in bad debt expense as a result of lower trended write-offs.

As noted above, SG&A costs increased for the quarter due to incremental stock-based compensation expense as a result of the adoption of Statement of Financial Accounting Standards No. 123r, (“Statement 123r”), “Share Based Payments”. In total, incremental stock-based compensation costs were $1.4 million ($1.2 million in SG&A costs and $0.2 million in cost of sales) for the third quarter and $3.9 million ($3.4 million in SG&A costs and $0.5 million in cost of sales) for the nine months ended July 1, 2006.

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

At the beginning of the fiscal year the Company reviewed its equity compensation program to determine the most appropriate equity award vehicles based on Company objectives and new accounting and regulatory rules. Stock ownership guidelines, award types and amounts, as well as eligibility requirements were also reviewed to ensure market competitiveness. As a result of this review, the Company modified its equity compensation structure and in January 2006 began granting a mix of stock options and restricted stock to all eligible associates. The mix of stock options and restricted stock varies by associate grade level. Previously, restricted stock awards were only granted to senior executives and members of the Company’s Board of Directors.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Company expects that the incremental annualized cost associated with the adoption of Statement 123r to be approximately $0.10 - $0.11 per diluted share in fiscal 2006. For more detail regarding the Company’s stock options and restricted stock awards, refer to Note 2, “Significant Accounting Policies” and Note 5, “Stock Plans,” in the Notes to the Consolidated Financial Statements.

OPERATING INCOME

For the third quarter of fiscal 2006, the Company reported operating income of $12.7 million versus $22.4 million for the third quarter of fiscal 2005. As a percentage of revenue, the Company’s margins decreased 3.1 percentage points primarily due to the SDR transitional issues during the implementation, lower ShopWise® wrap product revenue, and increased distribution costs. For the nine months ended July 1, 2006, operating income was $43.6 million versus $55.0 million for the comparable prior year period. As a percentage of revenue, operating margin decreased 1.3 percentage points.

INTEREST EXPENSE

For the three and nine months ended July 1, 2006, interest expense was $2.6 million and $6.7 million, respectively, compared to $1.8 million and $5.0 million for the prior year periods. This increase is due to the combination of increased borrowings during the third quarter along with higher market rates of interest during fiscal 2006. The Company’s average interest rate for the nine months ended July 1, 2006 was 6.95% compared to 5.37% for the comparable prior year period. The average outstanding debt balance for the nine months ended July 1, 2006 was $128.3 million compared to $125.0 million versus the comparable prior year period.

INCOME TAXES

The Company’s effective tax rate for the third quarter of fiscal 2006 was 36.7% versus 37.9% for the third quarter of the prior year. For the first nine months of fiscal 2006, the effective income tax rate was 38.2% versus 38.3% for the same prior year period. The decrease in the effective tax rate was due to a cumulative discrete tax benefit, including adjustments for revaluing the Company’s deferred tax accounts for the newly enacted Texas Margin Tax. The Company expects the effective income tax rate for the remainder of fiscal 2006 to be between 38% and 39% prior to any adjustments for merger related costs.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes selected measures of liquidity and capital resources.

(In millions, except working capital ratio)	July 1, 2006	September 24, 2005
Cash and cash equivalents	$21.6	$46.2
Working capital	148.9	126.0
Working capital ratio	2.07	2.08
Total debt	144.2	124.9

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

A customer in the Company’s telecommunications/satellite retail advertising category did not submit payments to the Company in a timely manner from the end of November 2005 to mid-February 2006. In order to facilitate the collection of this receivable, the Company entered into an installment payment plan agreement whereby this customer will pay its past due balance over approximately 2 years. Since mid-February 2006, the Company’s ongoing and future business with the customer is being executed on a prepayment basis. As of July 1, 2006 the Company had received prepayments totaling approximately $2.3 million for future jobs.

The Company will continue to monitor the status of its receivable from this customer related to prior advertising services and will take into account any changes to the customer’s situation. Should the customer’s situation change, the Company may be required to record additional reserves. The Company believes it has properly accounted for the probable loss on the ultimate collection of this receivable at July 1, 2006. The Company’s net accounts receivable balance from this customer was $3.9 million at July 1, 2006.

Based on current earnings projections and the prevailing economic conditions for customer demand, the Company believes that over the next 12 months it will have sufficient liquidity from cash and cash equivalents, cash flow from operating activities and borrowings from unused commitments on its revolving line of credit to fund its operations and working capital requirements as currently planned, its capital plan expenditures, interest payments on its indebtedness, and contractual obligations.

SOURCES AND USES OF CASH

At July 1, 2006, cash and cash equivalents were $21.6 million, decreasing $24.7 million from cash and cash equivalents at September 24, 2005. This decrease was comprised of $4.1 million of cash used for operating activities and $33.7 million used for investing activities, offset by $13.0 million of cash provided by financing activities.

OPERATING ACTIVITIES

Net cash used by operating activities for the nine months ended July 1, 2006 was $4.1 million versus $36.9 million of net cash provided by operating activities for the nine months ended June 25, 2005. The $41.0 million year-over-year decrease was attributed to changes within working capital assets and liabilities, mainly the increase in accounts receivable, and to a lesser extent, the decrease in net income and changes in non-cash charges to earnings, specifically, deferred income taxes, depreciation and the amortization of stock based compensation.

The increase in accounts receivable was predominately caused by transitional issues with the SDR implementation resulting in customer invoice delays. These process and system issues were reduced toward the end of the third quarter resulting in a significant amount of customer billings issued in the last two weeks of the quarter.

The delay in processing and delivering customer invoices negatively impacted operating cash flow as the Company’s outstanding accounts receivable balance increased as a result of the Company’s inability to timely collect the affected receivables. During this period of lower operating cash flow, the Company borrowed under its revolving line of credit in order to meet its cash requirements. Subsequent to the end of the quarter, the Company’s cash receipts have trended favorably versus the prior year.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

In addition to the increase in accounts receivables, other principal working capital requirements, which directly affected net cash used by operating activities, were as follows:

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

For the nine months ended June 25, 2005, the Company’s principal working capital requirements, which directly affected net cash provided by operating activities, were as follows:

•	An increase in accounts receivable attributable to a 10% revenue growth in the month of June 2005 compared to the same period in the prior year along with an increase in revenues from larger credit clients;

•	An increase in prepaid expenses and other current assets due to the timing of lease and insurance payments versus the prior year;

•	A decrease in accounts payable due to the timing of vendor payments; and

•	A decrease in customer advances due to the timing of customer receipts.

INVESTING ACTIVITIES

Investing activities for the nine months ended July 1, 2006 were $33.7 million versus $29.3 million for the nine months ended June 25, 2005 and were primarily attributable to capital expenditures.

For the nine months ended July 1, 2006, capital expenditures included:

•	$18.5 million for software development for the Company’s SDR project;

•	$9.0 million for various production equipment, including Alphaliners (computerized mail sorters);

•	$3.4 million for computer hardware and upgrades to existing software; and

•	$1.3 million for leasehold improvements and renovations to certain production facilities.

For the nine months ended June 25, 2005, capital expenditures included:

•	$15.7 million for software development for the Company’s SDR project;

•	$6.6 million for Alphaliners and various other production equipment;

•	$4.5 million for leasehold improvements and renovations to certain production facilities; and

•	$2.9 million for computer hardware and upgrades to existing software.

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

FINANCING ACTIVITIES

Net cash provided by financing activities was $13.0 million for the nine months ended July 1, 2006 versus net cash used by financing activities of $1.3 million for the same period of the prior year.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

For the current period, financing activities primarily included cash inflows of $21.0 million from borrowings under the Company’s revolving line of credit to fund operating activities and $2.7 million in proceeds from the exercise of stock options offset by cash outflows of $10.4 million for the quarterly cash dividend payments.

Financing activities for the prior period included proceeds of $10.3 million from the exercise of stock options, offset by $1.4 million of treasury stock transactions pursuant to elections by employees to satisfy tax withholding requirements and $10.2 million of cash dividends that were paid in the first three quarters of fiscal 2005.

The Company maintains credit facilities totaling $275.0 million, which includes $125.0 million of senior secured notes with several institutional investors and a $150.0 million revolving line of credit with a syndicate of banks. At July 1, 2006, there was $144.2 million of debt outstanding with $21.0 million classified as current. The Company anticipates it will be able to meet its debt obligations through funds generated from operations. In addition, at July 1, 2006, $117.6 million of the revolving line of credit was available for future borrowings, reflecting $11.4 million utilized by letters of credit under separate agreements related to the Company’s worker’s compensation program.

Under the terms of the senior secured notes and revolver, the Company is required to maintain certain financial ratios. In addition, the credit facilities also place restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt. Pursuant to the Company’s Note Purchase Agreement with the senior secured note holders, on July 11, 2006, the Company gave notice to the note holders that the execution of the Merger Agreement with Valassis constituted a Control Event.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations from those discussed in the Company’s Annual Report on Form 10-K for the year ended September 24, 2005 except for the Merger Agreement with Valassis.

As disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Valassis Communications, Inc. (“Valassis”) and Michigan Acquisition Corporation, a wholly-owned subsidiary of Valassis (“Merger Sub”) on July 5, 2006. The Merger Agreement, which was filed as Exhibit 2.1 to the Company’s July 10, 2006 Current Report on Form 8-K, provides for, among other things, Merger Sub to merge with and into ADVO (the “Merger’). As a result of the Merger, the separate corporate existence of Merger Sub will cease and ADVO will continue as a wholly-owned subsidiary of Valassis.

As of the Effective Time (as defined in the Merger Agreement), each share of ADVO common stock (except any shares owned by ADVO, Valassis or Merger Sub or Dissenting Shares (as defined in the Merger Agreement)) will be converted into the right to receive $37.00 in cash, without interest. All outstanding stock options to purchase shares of ADVO common stock immediately prior to the Effective Time will become fully vested and each holder will receive an amount of cash, without interest, equal to the excess, if any, of $37.00 over the exercise price of such stock option (minus any tax withholdings required by law). Each outstanding and unvested share of ADVO restricted stock will vest and no longer be subject to any restrictions, and will be entitled to receive the $37.00 per share cash consideration, without interest, like each other outstanding share of ADVO common stock.

Each of ADVO’s and Valassis’ Board of Directors have approved the Merger Agreement. The Merger Agreement, however, is subject to the approval of ADVO shareholders, certain regulatory approvals, such as those required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary conditions. The Company has announced that a special meeting of ADVO shareholders will be held on September 13, 2006 to consider adoption of the Merger Agreement.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Merger Agreement contains certain termination rights for both the Company and Valassis, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Valassis a termination fee of $38 million.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, filed with the Company’s July 10, 2006 Form 8-K.

The Company has paid and will be obligated to pay certain professional fees and related expenses in connection with the proposed merger with Valassis, whether or not the transaction is completed.

The Company selected Citigroup Global Markets Inc. (“Citigroup”) as its financial advisor in connection with the proposed merger. Under the terms of Citigroup’s engagement letter dated May 18, 2006, the Company has agreed to pay Citigroup for its financial advisory services in connection with the merger: an opinion fee of $500,000, which fee was payable upon delivery of Citigroup’s fairness opinion, which was delivered on July 5, 2006; and a transaction fee (against which the opinion fee will be credited), payable contingent upon consummation of the merger, equal to 0.60% of the total consideration, including indebtedness for borrowed money assumed, payable in the merger. The fully-financed transaction has been estimated at approximately $1.3 billion (on a diluted basis), including the assumption of approximately $125 million of Company debt. The Company also has agreed to reimburse Citigroup for reasonable travel and other expenses incurred by Citigroup in performing its services, including reasonable fees and expenses of its legal counsel, and to indemnify Citigroup and related persons against liabilities, including liabilities under the federal securities laws, arising out of its engagement.

The Company’s contractual obligations as of July 1, 2006 include the $21.0 million revolver portion due in less than one year and the $125.0 million senior secured notes due in December 2013. The long-term debt amount of $123.2 million on the Consolidated Balance Sheets represents the carrying value of the debt, which includes the fair value of the Company’s fixed to floating interest rate swap agreements at July 1, 2006.

Critical Accounting Policies

Critical accounting policies are defined as those that are most important to the portrayal of a company’s financial condition and results of operations and which require complex or subjective judgments or estimates. Actual results could differ from those estimates under different assumptions and conditions. Historically, actual results have not differed significantly from the Company’s estimates. The Company’s critical accounting policies are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended September 24, 2005, except for its accounting for stock-based compensation in connection with the adoption of Statement 123r.

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

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain certain statements regarding ADVO’s business outlook, prospects, future economic performance, anticipated profitability, revenues, expenses or other financial items, future contracts, market opportunities and other statements that are not historical facts, such statements are “forward looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those in the forward looking statements. The Company’s business is promotional in nature, and ADVO serves its clients on a “just in time” basis. As a result, fluctuations in the amount, timing, pages and weight and kinds of advertising pieces can vary significantly from period to period, depending on its customers’ promotional needs, inventories and other factors. In any particular period these transactional fluctuations are difficult to predict, and can materially affect the Company’s revenue and profit results. The Company’s business contains additional risks and uncertainties that include but are not limited to: general changes in customer demand and pricing, the possibility of consolidation in the retail sector, the impact of economic and political conditions on advertising spending and the Company’s distribution system, postal and paper prices, possible governmental regulation or legislation affecting aspects of the Company’s business, the efficiencies achieved with technology upgrades, fluctuations in interest rates, the ability and timing for the closing conditions to be satisfied in connection with the Company’s merger agreement with Valassis and other general economic factors.

In response to the new rate structure being proposed by the United States Postal Service (“USPS”), the Company plans to move to “in-line, on-piece” addressing of its Shopwise® shared mail advertising package. The new on-package addressing will replace the detached address label currently used for most of the Company’s mailings. The Company will be making investments in this new addressing technology by modifying its operations. The changes will help the USPS reduce mailing processing and delivery costs and enable the Company to continue to attain favorable rates for our customers. The Company plans to have these changes in place by summer 2007, in conjunction with the new postal rate structure.

As detailed above in “Overview,” the Company recently launched its new order delivery system. While the Company has identified and corrected a number of transitional issues, the Company may experience other unforeseen transitional issues during the fourth quarter. The resulting disruption could adversely affect the Company’s business, sales, results of operations and financial condition. The Company believes it is adequately managing the transition to the new processes and controls. If needed, the Company will continue to devote additional resources to the stabilization of the new system. This would include continued user training, implementation of compensating controls and system enhancements.

In addition, the Company’s ability to maintain internal controls may be negatively affected by the Company’s implementation of its new order delivery system. If internal controls are not maintained, the Company may not be able to ensure that it can conclude that it has effective controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

The Company will experience an increase in depreciation expense for the remainder of the fiscal year and into the future due to the new systems being placed into service.

As previously announced, the Company has undertaken three strategic corporate actions: the closing of Memphis production facility, the outsourcing of graphic print production and the joint distribution agreement in Southern

California. The Company will incur costs, totaling approximately $4.0 million, over the next three fiscal quarters beginning in the current quarter as the actions take place. For the three and nine months ended July 1, 2006 the Company incurred $1.5 million related to these actions. The remainder of the charge will be incurred in the next two fiscal quarters.

The Company has paid and will be obligated to pay certain professional fees and related expenses in connection with the proposed merger with Valassis, whether or not the transaction is completed. See details regarding certain of these fees under “Contractual Obligations”. In addition to such fees, the Company may incur certain operational inefficiencies as Company resources and personnel are focused at meeting merger-related obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest expense is sensitive to changes in interest rates. In this regard, changes in interest rates affect the interest paid on its debt. To mitigate the impact of interest rate fluctuations, the Company maintains interest rate swap agreements.

The Company entered into one interest rate swap agreement (fixed to floating) with a notional amount of $25 million to swap a portion of the 5.71% fixed rate interest on the Company’s $65 million senior secured notes for variable rate interest. At July 1, 2006 and September 24, 2005, the fair market value of this fixed to floating interest rate swap agreement was a loss of $1.8 million and $0.1 million, respectively. This fair value hedge expires on December 4, 2013.

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

At July 1, 2006 and September 24, 2005, the fair market value of the floating to fixed interest swap agreements was a gain of $0.5 million and a loss of $0.3 million, respectively.

If interest rates should change by 2 percentage points in fiscal 2006 from those rates in effect at July 1, 2006, interest expense would increase/decrease by approximately $0.5 million. These amounts are determined by considering the hypothetical interest rates on the Company’s borrowing cost. The sensitivity analysis also assumes no changes in the Company’s financial structure.

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

In April 2006, the Company launched its new order delivery system, known as the service delivery redesign project (“SDR”), upgrading current software applications, employing new technology and work processes to speed information flow and integrating business processes throughout the organization. In connection with the SDR implementation and the associated conversion of data and processes from the Company’s legacy system to the new systems, the Company has updated its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and is currently in the testing phase.

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

Part II – Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Below is a summary of stock purchases made by the Company or on behalf of the Company for the quarter ended July 1, 2006.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program (1)	Total Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
April 2006
Employee transactions (2)	—	$—	N/A	N/A
Deferred compensation plan (3)	370	$28.43	N/A	N/A

May 2006
Employee transactions (2)	1,401	$28.32	N/A	N/A
Deferred compensation plan (3)	590	$27.39	N/A	N/A

June 2006
Employee transactions (2)	—	$—	N/A	N/A
Deferred compensation plan (3)	790	$24.78	N/A	N/A

Total shares purchased	3,151

(1)	In October 2003, the Company announced a stock buyback program allowing the repurchase of 1.5 million shares. Under the authorization, the Company can purchase shares on the open market. The stock buyback program does not have an expiration date. The Company purchased no shares under the program for the nine months ended July 1, 2006. The maximum number of shares that may yet be purchased under the program is 1.5 million shares.

(2)	Includes shares attested to in satisfaction of the exercise price by holders of employee stock options who exercised options and those shares withheld to satisfy tax-withholding obligations upon the release of restricted shares.
(3)	The Company has a non-qualified deferred compensation plan (“plan”) that provides participants the option to invest in several investment opportunities one of which is the ADVO Stock Fund. These shares of ADVO stock are purchased by the plan’s trustee on the open market.

Item 6. Exhibits

(a)	Exhibit Index

Exhibit No.	Exhibits Included Within:
10(a)	Amendment 1 to Form of Change in Control Executive Severance Agreement between ADVO, Inc. and the executive officers named therein (national vice president and vice president level). *

10(b)	Amendment 1 to Form of Change in Control Executive Severance Agreement between ADVO, Inc. and the executive officers named therein (senior vice president level). *

10(c)	Amendment 1 to Form of Change in Control Executive Severance Agreement between ADVO, Inc. and the executive officers named therein (executive vice president level). *

31(a)	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d – 14(a) of the Securities Exchange Act.

31(b)	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d – 14(a) of the Securities Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan required to be filed as an exhibit to item 14(c) of this report.

Omitted from this Part II are items that are inapplicable or to which the answer is negative for the period covered.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVO, Inc.

Date: August 10, 2006	By:	/s/ JOHN D. SPERIDAKOS
John D. Speridakos
Vice President and Controller
Principal Accounting Officer