Form 10-K
period 2006-09-30
ADVO INC
filed 2006-12-07
CIK 801622

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended September 30, 2006

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer’ in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒                    Accelerated Filer  ☐                    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at December 1, 2006 was $932,734,257. On that date, there were 31,850,460 outstanding shares of the registrant’s common stock.

ADVO, Inc.

Index to Report on Form 10-K

For the Year Ended September 30, 2006

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

ADVO distributes the “Have You Seen Me? ®” missing child card with each ShopWise® package. This public service program has been responsible for safely recovering 143 children. The program was created in partnership with the National Center for Missing and Exploited Children and the U.S. Postal Service in 1985.

ADVO’s principal executive offices are located at One Targeting Centre, Windsor, Connecticut 06095.

Products and Services

ADVO’s direct mail advertising products and services include shared mail and solo mail. ADVO provides ancillary services to complement its direct mail advertising programs and also provides private carrier delivery in certain markets. In addition, the Company provides direct mail advertising solutions for local neighborhood businesses. The Company has several newspaper distribution agreements which offer clients integrated print advertising solutions, by combining targeted direct mail with newspaper distribution.

Shared Advertising Programs

In the Company’s branded shared advertising program, ShopWise®, the individual advertisements of various businesses within a mailing radius are combined into a single mail package. Because the cost of the postage is fixed up to a certain weight level, the clients share the savings of combining their advertisements.

The Company offers various targeting levels for the customer’s designated mailing area based on the level of geo-demographic precision that is requested by the customer. The Company customizes shared mail advertising packages by targeting levels selected by the customer. In most instances, each household within the predetermined targeting level will receive a mail package. Individual customers can choose predetermined clusters of ZIP Code zones, all ZIP Codes covered by a program, or ADVO Targeting Zones (“ATZs”). ATZs enable advertisers to target their ads to consumer clusters, which average approximately 3,500 households. ATZs are neighboring postal carrier delivery routes within a ZIP Code that are clustered together based on shared demographic characteristics and proximity to key retail shopping areas.

The flexibility and targeting capabilities of the Company’s targeting platform enable customers, such as retail store chains, to select areas serviced by their retail stores and, at the same time, distribute different versions to reach their choice consumers. The Company uses geographic, demographic and psychographic data to tailor the customers’ advertisements to their targeted audience.

The Company’s shared advertising program offers the features of penetration and targeted marketing at a significant cost reduction when compared to mailing on an individual or solo mail basis. This cost advantage is available because the Company pays the total postage expense, and advertisers are generally charged a selling price based on, among other factors, the weight of their promotional piece, as well as whether the Company provides turnkey printing or distribution services.

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

MailCoups, Inc. (“MailCoups”), a wholly-owned subsidiary of ADVO, is a franchise-based cooperative coupon mail company headquartered in Taunton, Massachusetts. This company, operating under the trade name of SuperCoups, creates and distributes attractive, cost-effective targeted coupons in a distinctive envelope format for local neighborhood merchants via an extended network of franchise owners. At the end of fiscal year 2006, MailCoups had approximately 53 franchisees in 18 states.

ADVO Canada, a wholly-owned subsidiary of ADVO based in Toronto, Canada, is an innovator in both the targeting and distribution of in-home print advertising. Similar to ADVO, ADVO Canada uses a proprietary software tool that leverages both geographic and demographic information to help identify desirable audiences and target advertising messages to consumers. ADVO Canada’s client base includes major international food service/restaurant groups and international packaged goods manufacturers. ADVO Canada distributes approximately 238 million pieces of advertising mail per year to targeted segments of Canada’s 12.5 million households.

Distribution Network

ADVO’s distribution network offers a diversified approach to delivering its clients’ messages.

The Company’s core distribution network is delivered under the ShopWise® banner, which is primarily a four-page, colored magazine wrapped around the shared mail inserts. The core ShopWise® program reaches approximately 70 million households, primarily on a weekly basis, in approximately 130 markets. The zone configuration selected for each market is normally determined by population density and by proximity to retail outlets. Advertisers with multiple locations and weekly mailing frequency are a key determinant of the zones chosen by the Company for its core distribution. The Company derives most of its revenues from the ShopWise® shared advertising program.

The Company is part of a network, the ADVO National Network Extension, known as A.N.N.E. This network, comprised of regional shared mail companies, provides its clients with extended coverage outside the markets already served by the Company. Approximately 37 million additional households can be reached on a shared mail basis through A.N.N.E. The Company handles the clients’ orders directly and manages distribution of their advertising through A.N.N.E.’s members. Conversely, A.N.N.E. enables participating members (shared mail companies) to offer their clients extended marketplace reach using the Company’s household coverage.

Through its rural expansion program the Company provides targeted shared mail advertising coverage to rural U.S. households that previously were only served via solo mail. The Company now reaches many rural U.S. households approximately twice a month.

The Company’s primary form of delivery is through the USPS. In a few instances, the Company uses private carrier delivery (“PCD”) in markets where package weights are typically heavier.

The Company’s introduction of additional in-home mailing dates in existing markets offers current clients additional targeting capabilities through delivery on weekends and also provides new opportunities with clients who traditionally prefer weekend in-home dates. At the end of fiscal year 2006, the Company had additional mailings in the following markets: Las Vegas, Pittsburgh and Southern California.

The Company’s newspaper distribution agreements offer clients an integrated print advertising solution that combines targeted direct mail with newspaper distribution while optimizing distribution costs. By joining newspaper and direct mail distribution, both clients and consumers benefit from the efficiencies and enriched content of these targeted advertising offerings. During fiscal 2006, the Company had newspaper alliances with Gannett Co., Inc., MediaNews Group, Inc., Knight-Ridder, Inc., The New York Times Co., St. Petersburg Times, Paddock Publications, E.W. Scripps Co. and The Tribune Company.

In April 2006, the Company announced joint distribution agreements with The Los Angeles Times and MediaNews Group’s LANG newspapers including both “late week” and “early week” programs. These joint distribution agreements began in Southern California in August 2006. This agreement streamlines distribution and creates a new larger single advertising package for consumers, produced by the LA Times, by combining the Company’s, LA Times’ and LANG’s existing “late week” programs into one. The Company continues to produce the “early week” program that is distributed by mail to LA Times and LANG subscribers. Under the agreements, the LA Times and LANG are able to sell into the “early week” program.

The aforementioned advertising programs comprise the Company’s vast shared advertising distribution network that reaches over 114 million homes.

Mailing List

ADVO’s management believes its computerized mailing list is the largest and highest quality residential/household mailing list in the country. It contains over 133 million addresses (constituting virtually 100% of the households in the United States). The Company also maintains 13.5 million business addresses, which have been integrated into the household file in postal carrier walk sequence order. The Company’s management believes that the list is particularly valuable and that replication in its entirety by competitors would be extremely difficult and costly. The list enables the Company to accurately target mailings to best serve its customers.

Customer Base

Typically, the Company’s customers are those businesses whose products and services are used by the general population. These businesses (including supermarkets, quick serve restaurants, drug stores, discount and department stores, home furnishings and other retailers) require continuous advertising to a mass audience on a targeted basis. The enhanced targeting capabilities of the Company’s distribution system have led to the development of opportunities for new customer categories, such as telecommunications, insurance, financial services, and entertainment companies. The Company’s targeting capabilities can also provide additional opportunities for more effective advertising to existing customers who advertise to a mass audience.

In fiscal years 2006, 2005 and 2004 no one customer accounted for more than 6% of the Company’s sales.

Operations

Customers’ advertising circulars are processed by approximately 1,800 ADVO production employees who work at 23 processing facilities strategically located throughout the U.S. and Canada. Inserting machines, which collate the individual advertising pieces into the packages, and addressing and labeling equipment are the principal pieces of equipment used to process the Company’s products and services which are distributed by the USPS, private carrier delivery, newspapers and Canadian Post. The Company uses a variety of inserting machines, one of which is the Alphaliner. The Alphaliner is a computerized mail collator/inserter that operates at eight of its mail processing facilities. The Alphaliner offers higher speed and capacity, enhanced productivity and computerized controls that automate order processing. Additionally, it is electronically integrated with other machines and links to ADVO’s order fulfillment system. ADVO is currently reviewing additional technologies that will enhance the Company’s ability to meet unique client demands, as well as increase volume and coverage.

In all of ADVO’s processing facilities, excluding Canada, the transportation department analyzes and sorts all mailings to the appropriate USPS facility. Each of the Company’s U.S. facilities has a Detached Mail Unit (“DMU”) where the USPS, verifies and accepts all of ADVO’s mailings. The Company’s mail is accepted under an optional procedure that compares financial, production and other business records in lieu of the standard verification procedures of weighing 100% of the mail in bulk. Approximately 85% of the time, the Company ships the mail directly to the local post office for final delivery by the individual postal carrier. The Company tracks the mail from its departure at our processing facilities to its final destination at local post offices and monitors the timely and proper delivery of the client’s advertisement on the requested in-home delivery dates.

MailCoups operates a cooperative direct mail coupon advertising business and performs print and distribution services for the franchisees at its one production facility.

The Company entered into an agreement with IBM Global Services (“IBM”) to provide computer processing, systems development and various other systems support to the Company. The Company’s regional production sites, sales offices and corporate headquarters are on-line with this computer center, enabling the day-to-day processing functions to be performed and providing ADVO’s corporate headquarters with management information. The systems include: order processing and production control, transportation /distribution, address list maintenance, market analysis, label printing and distribution, billing and financial systems, human resources and payroll processing, carrier routing of addresses received from customer files and demographic analyses, as well as other systems. The Company also has agreements with IBM to provide a customer support center (help desk) and client server (server farm) management services. The terms of the agreements are detailed in Note 14 “Commitments and Contingencies” to the Consolidated Financial Statements and included in this Annual Report on Form 10-K.

Competition

The printed advertising market is highly competitive with companies competing primarily on the ability to target selected potential customers on a cost-effective basis and provide a satisfactory return on advertising investment. ADVO’s competitors for the delivery of retail and other printed advertising are numerous and include newspapers, regional and local mailers, direct marketing firms, “shoppers” and “pennysavers.”

Newspaper subscribers and non-subscriber advertising programs represent the Company’s most significant and direct competition. Through the distribution of preprinted circulars, classified advertising and run of press advertising (“ROP”), newspapers have historically been the traditional and dominant medium for advertising by retailers.

ADVO’s principal direct mail advertising competitors are other companies with residential lists and similar cooperative mailing programs, which primarily serve retailers. These companies have a significant presence in many of the Company’s markets and represent competition to the Company’s ShopWise® shared mail advertising program in those markets.

There are local mailers in practically every market of the country. In addition to local mailers, there are many local private delivery services, such as shoppers and pennysavers, which compete by selling inserts, ROP advertisements and classified advertisements. ADVO believes that it competes effectively in its various markets.

Seasonality

ADVO’s business generally follows the seasonality of retail advertising spending. The Company has historically experienced slightly higher revenues in the second half of the fiscal year.

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

Employees

As of September 30, 2006, the Company had a total of approximately 3,800 full and part-time employees. ADVO also uses outside temporary employees for the outsourcing of certain production jobs and during busy seasons.

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

We have adopted a Code of Business Ethics and Conduct that applies to all employees as well as our Board of Directors. The Code of Business Ethics and Conduct, as well as the Charters of each of the committees of our Board of Directors (the Audit Committee; Qualified Legal Compliance Committee; Nominating/Corporate Governance Committee; and Compensation Committee) and the Company’s Corporate Governance Guidelines are posted on our website, www.advo.com. Copies of these documents will be provided free of charge upon written request directed to the Corporate Secretary, ADVO, Inc., One Targeting Centre, Windsor, CT 06095.

ITEM 1A.	Risk Factors

Recent SEC rulemaking, referred to as Securities Offering Reform amended Form 10-K to require issuers to disclose risk factors applicable to their companies. These new disclosures are required for all Form 10-K’s filed for fiscal years ending on or after December 1, 2005. This is the first year that the new rules are applicable to the Company. The Company’s fiscal year ended on September 30, 2006. The Company’s risk factors disclosures are provided below in compliance with the new rules.

This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those in the forward looking statements. The Company’s business is promotional in nature, and ADVO serves its clients on a “just in time” basis. As a result, fluctuations in the amount, timing, pages and weight and kinds of advertising pieces can vary significantly from period to period, depending on its customers’ promotional needs, inventories and general economic factors. In any particular period these transactional fluctuations are difficult to predict and can materially affect the Company’s revenue and profit results, particularly given the Company’s large fixed postage expense.

Our business environment and economic conditions, and other specific risks may affect our future business decisions and financial performance. The matters discussed below may cause our future results to differ from past results or those described in forward-looking statements and could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to the Proposed Valassis Merger and Litigation

We are currently involved in litigation with Valassis Communications, Inc., the existence and outcome of which may adversely affect ADVO and its ability to retain customers or generate revenues and profits.

ADVO entered into a Merger Agreement, dated as of July 5, 2006, with Valassis Communications, Inc. (“Valassis”) and its wholly-owned subsidiary, Michigan Acquisition Corporation (“Merger Sub”), pursuant to which Valassis agreed to acquire ADVO in a merger at a price of $37.00 per share in cash. On August 30, 2006, Valassis filed a complaint against us in the Delaware Chancery Court seeking to rescind the Merger Agreement. On September 8, 2006, the Company filed an answer and counterclaims in response to the complaint filed by Valassis. Irrespective of the validity of the assertions made in these suits or positions asserted in these proceedings or any final resolution in these matters, we will incur substantial costs and our employees’ attention could be diverted, both of which could adversely affect our business, results of operations or financial condition. The outcome of the litigation is unknown. Trial is scheduled to commence December 11, 2006. See risks associated with the failure to complete the proposed Merger Agreement below.

If the merger with Valassis is not consummated, we may face significant internal hurdles and external market pressure which may adversely affect our financial condition.

If the proposed merger with Valassis is not completed, we could suffer a number of consequences that may adversely affect our business, results of operations, financial condition and stock price, including, without limitation, any one or all of the following:

•	the market price of our common stock could decline following a court determination that the Merger Agreement may be rescinded by Valassis;

•	we would be subject to class action lawsuits and additional litigation;

•	we could be required to pay Valassis its expenses of up to $10.0 million under certain circumstances described in the Merger Agreement;

•	we would remain liable for our costs related to the acquisition, such as legal and accounting fees and a portion of our investment banking fees; or

•	we may not be able to retain key employees.

We are currently faced with a number of class action lawsuits and a derivative lawsuit related to the Valassis transaction, the litigation and outcome of which may be detrimental to our financial condition.

In September 2006, several class action lawsuits were filed against the Company in the United States District Court for the District of Connecticut by certain stockholders seeking to certify a class of all persons who purchased ADVO stock between July 6, 2006 and August 30, 2006. These complaints generally allege we violated federal securities law by issuing a series of materially false and misleading statements concerning our business and financial results in connection with the proposed merger with Valassis and, as a result, investors allegedly believed the acquisition would occur causing the Company’s stock price to trade at artificially inflated prices. No class has been certified to date on any of these suits.

The Company, its directors and certain of its officers, have also been sued in a derivative action filed in September 2006, raising essentially the same factual allegations as the securities class actions.

The findings and outcome of the Valassis litigation may affect the pending class action lawsuits and derivative action. We are generally obligated, to the extent permitted by law, to indemnify our directors and officers who are named defendants in some of these lawsuits. We could incur significant legal expenses and management’s time and attention would be distracted from the day-to-day operations, which could have a material adverse effect on our business, financial condition and results of operations.

Challenges in hiring and retaining qualified personnel due to the pending Valassis merger and litigation.

We depend on our employees and on our ability to attract and retain highly qualified personnel. The uncertainties surrounding the pending merger and litigation could divert management and employees’ attention from their day-to-day business, cause disruptions among relationships with customers and business partners and cause employees to seek alternative employment, all of which could jeopardize our ability to manage our business. In addition, the loss of any key employees, the inability to attract, hire and retain qualified personnel in the future, could negatively affect our business, financial condition and results of operations.

If we are successful in enforcing the terms of the Merger, integration efforts may lead to inefficiencies negatively affecting our sales efforts, revenues and profits.

If we are successful in enforcing the terms of the Merger Agreement, substantial resources will be dedicated to the integration of the two companies. Efforts to realize projected synergies will be undertaken. Such efforts could divert management and employees’ attention from their day-to-day business, cause disruptions among relationships with customers and business partners and cause employees to seek alternative employment, all of which could distract from our ability to manage our business and could negatively affect our business, financial condition and results of operations.

Risks Relating to Business Operations

We face intense competition which could limit our ability to grow our profitability.

The advertising industry is rapidly evolving and subject to periodic technological advancements, high turnover of client personnel who make buying decisions, and changing client needs and preferences. Our direct mail media business faces intense competition based primarily on the ability to target selected potential customers on a cost-effective basis and provide a satisfactory return on advertising investment. Although newspaper subscribers and non-subscriber advertising programs represent our most significant and direct competition, our products compete for advertising dollars against other forms of print and electronic media and other advertising in general. Our principal direct marketing competitors are other companies with residential lists and similar cooperative mailing advertising programs. These companies have a significant presence in many of our markets and represent competition to our ShopWise® shared mail program. Competition for market share advertising also comes from magazines, radio, broadcast and cable television, shoppers, the internet, other communications media and other advertising printers that operate in our markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser and the number of media alternatives in those markets. Our clients and prospective clients are operating with lower advertising budgets, while trying to allocate their spending across a growing number of media channels. They are increasingly faced with the challenge of doing more with less. Our failure to improve our current processes or to develop new products and services could result in the loss of our clients to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect our growth.

The possibility of consolidation in our customer base, or loss of a customer, customers choosing alternative advertising methods or customers decreasing the frequency or amount of their mailings could impact our revenue growth and profit.

In recent years there has been a growing trend toward retailer consolidation. As a result of this consolidation, the number of retailers to which we sell our products and services may decline and lead to a decrease in revenues. In addition, we may lose a customer that is acquired by a company who is not interested in using our products and services or who eliminates retail locations (including the sale of Albertson’s to several companies). Also, a customer may decide to decrease their mailing frequency or modify the amount, pages and weight, and kind of advertising pieces to purchase. Our customers may be impacted by the items detailed above and by other general economic and business conditions that would affect their demand for our products and services and in turn choose other alternative advertising methods, or impact the pricing of our products and services.

If we are unable to stabilize and achieve efficiencies with SDR, our newly implemented enterprise-wide order-to-cash system, and improve the availability of data for management decision making our business and financial condition may be adversely affected.

In the third quarter of fiscal 2006, we launched SDR, an enterprise-wide order-to-cash information technology system. This new system replaced several older legacy systems, consolidating processes into one system with upgraded software applications and new technology and work processes. SDR is designed to streamline information flow and integrate business processes throughout the organization. We encountered transitional issues during the SDR implementation, including problems with entering and processing customer orders, temporary inefficiencies in production, shipping disruptions and delayed customer invoicing. While we have identified and corrected many of the initial transitional issues associated with the implementation of SDR, we may experience unforeseen transitional issues in the future. The resulting disruption could adversely affect our business, sales, results of operations and financial condition. We believe we are adequately managing the transition to the new processes. If needed, we will continue to devote additional resources to work on the normalization of SDR. This would include continued user training, implementation of compensating controls and system enhancements. Such reallocation of resources could divert our resources away from sales, development or other business activities.

Failure to maintain adequate internal controls may affect our ability to publish timely and accurate financial statements.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies design and maintain an adequate system of internal controls over financial reporting and assess and report on such internal control structure annually. Such a system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any internal control system is based in part upon certain assumptions regarding the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. If any material weaknesses are identified in the future that we are unable to successfully address, our ability to report our financial results on a timely and accurate basis may be adversely affected.

Continued Zone Product weakness may negatively impact our financial performance.

Our zone products (collectively the ShopWise® wrap and Missing Child Card products) have a significant effect on our profitability and our overall financial performance. During fiscal 2006, we experienced zone product weakness and high client cancellations particularly in the telecommunications/satellite advertising category that resulted in a year-over-year decrease in zone products revenues.

We formed a cross-functional zone products team that developed strategies focused on driving zone products revenue growth by increasing sales focus and reducing cancellations for calendar 2007. Also the zone product booking phase was split into two six-month periods rather than the historical process that began eighteen months prior to the client’s advertising date. In addition, among other things, the telecommunications/satellite advertising category has been placed later in the booking process. The zone products team is focused on selling zone products to more clients and in more categories. Our execution of this strategy may take longer to implement than anticipated or may be unsuccessful. Such failures would lead to a continued weakness in revenue and profit negatively impacting our financial performance.

We may not achieve planned efficiencies through strategic initiatives leading to higher costs than planned.

We expect financial performance in fiscal 2007 to benefit from savings resulting from certain strategic initiatives implemented in the second half of fiscal 2006, including: the Southern California joint distribution agreements; graphics print outsourcing and the Memphis facility consolidation. The ability to achieve the anticipated benefits from these strategic initiatives, may take longer than anticipated, may result in unanticipated additional costs or may be unsuccessful.

If we fail to efficiently and effectively convert to on-piece labeling, revenues and profitability may be lower than expected.

We plan to eliminate the detached address label and begin a process of “in-line, on-piece” addressing of the ShopWise® shared mail advertising package. This change is necessary to avoid steep increases in postage expense. Although we have begun modifying operations and intend to have these changes in place by May 2007 in conjunction with the expected USPS’ introduction of a new postal rate structure, there can be no assurance that we will be successful. Additionally the timing and rates expected in the new postal rate structure are not certain. Our failure to manage the process for modifying our operations or implementing these changes as scheduled could cause us to incur increased postage expense, which could in turn adversely affect the Company’s business, sales, results of operations and financial condition.

We depend on third parties for delivery of our product and on third party information technology systems and services. If such third parties do not fulfill their obligations, we may lose clients and experience reduced revenue and profitability.

Our products are primarily delivered through the USPS. Postage expense is our largest expense. The inability of the USPS to deliver our products on a timely basis could disrupt our business and in turn adversely affect our business, sales, results of operation and financial condition. Furthermore, an increase in the cost of postage combined with our inability to successfully pass through such postage rate increase directly to our customers could negatively affect our earnings.

We also depend on third party information technology systems and services for our operations most of which are provided by a single third party. Such third party’s performance is outside of our control. This particular third party provides computer processing, systems development and other various systems support to the Company. Our regional production sites, sales offices and corporate headquarters are on-line with this computer center, enabling the day-to-day processing functions to be performed and providing ADVO’s corporate headquarters with management information. The systems include: order processing and production control, transportation /distribution, address list maintenance, market analysis, label printing and distribution, billing and financial systems, human resources and payroll processing, carrier routing of addresses received from customer files and demographic analyses as well as other systems. We also have agreements with said third party to provide a customer support center (help desk) and client server (server farm) management services. Any failures or interruptions in the availability of these systems or services could disrupt our business and adversely affect the Company’s sales, results of operations and financial condition.

We may experience fluctuations in material costs and other expenses which may negatively impact our financial condition.

We are dependent upon the availability of paper to print our customers’ advertising circulars. We currently have cancelable agreements with various paper suppliers attempting to assure the continuity of supply and the supply of proper paper grades. Although we have negotiated prices that are tied to a published paper price index, we cannot control the supply or the cost of paper. Disruptions or shortages in the availability of paper could adversely affect the Company’s business, sales, results of operations and financial condition.

Portions of our business are dependent upon our relationships with A.N.N.E. complementors and distribution agreements with various newspapers. If these relationships deteriorate, our financial condition may be adversely affected.

The Company’s A.N.N.E. distribution network provides clients with extended coverage outside markets already served by the Company. Our distribution agreements with newspapers offer clients a competitive targeted advertising solution. Most of our newspaper relationships are non-exclusive and our partners are not prohibited from forming other or preferred arrangements with our competitors. Deterioration of relationships with our A.N.N.E. complementors and loss of or limitation on our newspaper distribution agreements could adversely affect the way our product is distributed, our business, results of operations and financial condition.

Because we self-insure a number of our benefit plans, unexpected changes in claim trends may negatively impact our financial condition.

We self-insure a significant portion of expected losses under our workers’ compensation program and medical benefits claims. Unexpected changes in claim trends, including the severity and frequency of claims, actuarial estimates, and medical cost inflation could result in costs that are significantly different than initially reported. If future claims-related liabilities increase due to unforeseen circumstances, the Company’s self-insurance costs could increase significantly.

Certain of our credit facilities expire in December 2007. We may not be able to secure acceptable debt financing to meet our capital needs. Declines in profitability could impact our ability to maintain compliance under our debt covenants.

Based on our current level of operations, we believe that our cash flow from operations, together with amounts we expect to be able to borrow under the revolving line of credit, will be adequate to meet our anticipated operating and capital expenditures for the foreseeable future. But, our revolving line of credit matures in December 2007. There is no assurance we will be able to refinance on acceptable terms or refinance at all when the Company’s revolving line of credit matures. Additionally, declines in profitability could impact our ability to maintain compliance under our debt covenants. Therefore, our future growth and profitability could be adversely affected.

We operate in a complex, continually changing environment. We may experience unknown risks and challenges that may adversely affect our financial condition.

We operate our business in a complex, continually changing environment that involves numerous risks and uncertainties. We are not able to reasonably identify or itemize all of the factors that could affect our business, our markets, our products or our services. Future events that may not have been anticipated or discussed here could adversely affect our business, results of operations and financial condition.

Thus, the above is not a complete description of all risks relevant to our future performance and the above risks should be read and understood together with and in the context of similar discussions which may be contained in the documents that we file with the SEC in the future. We undertake no obligation to update the above listed risks or any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

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

The Company leases its other 22 processing facilities, including the MailCoups and ADVO Canada facilities, and 28 sales offices (which excludes the sales offices that are located in the mail processing facilities) throughout the United States. The production facilities, including the one production facility owned by ADVO, are located in the following cities:

Phoenix, Arizona	Atlanta, Georgia	Pittsburgh, Pennsylvania
Los Angeles 1, California	Florence, Kentucky	Dallas, Texas
Los Angeles 2, California	Columbia, Maryland	Houston, Texas
San Francisco, California	Taunton, Massachusetts	Salt Lake City, Utah
Denver, Colorado	Detroit, Michigan	Seattle, Washington
Windsor, Connecticut	Cincinnati, Ohio	Milwaukee, Wisconsin
Miami, Florida	Folcroft, Pennsylvania	Toronto, Canada
Orlando, Florida	Philadelphia, Pennsylvania

The Company believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained. Access to the facilities is strictly limited to authorized personnel only.

ITEM 3.	Legal Proceedings

On August 30, 2006, Valassis Communications, Inc. (“Valassis”) filed suit in the Delaware Court of Chancery seeking to rescind the Agreement and Plan of Merger dated as of July 5, 2006 (“Merger Agreement”), whereby Valassis and Michigan Acquisition Corporation agreed to acquire the Company in a merger at a price of $37.00 per share in cash. Valassis alleges that the Company fraudulently induced Valassis to enter into the Merger Agreement. Valassis further alleges that its obligation to perform under the Merger Agreement is excused because ADVO suffered a “Material Adverse Change” within the terms of the Merger Agreement and has otherwise breached the Merger Agreement or failed to satisfy conditions to the closing. Valassis also seeks damages in an unspecified amount.

On September 8, 2006, the Company filed an Answer and Counterclaims denying Valassis’ allegations, asserting numerous defenses, and asserting counterclaims for specific performance and damages.

On September 28, 2006, Valassis filed a Reply and Affirmative Defenses to ADVO’s counterclaims, denying many of the allegations in ADVO’s Answer and Counterclaims and raising several affirmative defenses, including an allegation that ADVO breached its obligation under the Merger Agreement by failing to provide an opportunity for Valassis to review and comment on ADVO’s proxy statement supplement filed with the Securities and Exchange Commission on September 5, 2006.

The parties have since filed amended pleadings, the principal amendment being the addition of Michigan Acquisition Corporation as a plaintiff. The Delaware Court of Chancery has ordered expedited proceedings in this case. The parties are engaged in expedited discovery and trial process. Document production and deposition testimony has been extensive. Trial is scheduled to begin on December 11, 2006.

The Company remains committed to the transactions contemplated by the binding Merger Agreement and stands ready to close the transaction. The Company will vigorously defend itself against Valassis’ claims.

In September 2006, several class action lawsuits were filed against the Company in the United States District Court for the District of Connecticut by certain stockholders seeking to certify a class of all persons who purchased ADVO stock between July 6, 2006 and August 30, 2006. These complaints generally allege the Company violated federal securities law by issuing a series of materially false and misleading statements concerning the Company’s business and financial results in connection with the proposed merger with Valassis and, as a result, investors allegedly believed the acquisition would occur causing the Company’s stock price to trade at artificially inflated prices. No class has been certified to date on any of these suits. The Company, its directors and certain of its officers, have also been sued in a derivative action filed in September 2006, raising essentially the same factual allegations as the securities class actions. The findings and outcome of the Valassis litigation may affect the pending class action lawsuits and derivative action.

The Company is party to various other lawsuits and regulatory proceedings which are incidental to its business. The Company believes these lawsuits will not have a material adverse effect on the financial condition or results of operations. Please refer to Note 14 “Commitments and Contingencies” to the Consolidated Financial Statements for details of other lawsuits.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On September 13, 2006, the Company held a Special Meeting of Stockholders in which the Company’s stockholders approved the adoption of the Merger Agreement. Refer to Exhibit 22 for results of the meeting within the Report of Inspector of Election.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded under the symbol “AD” on the New York Stock Exchange (“NYSE”).

The following table sets forth for the periods indicated the high and low closing prices per share of the Company’s common stock on the NYSE:

	High	Low
Fiscal Year Ended September 30, 2006:
First Quarter	$32.58	$23.06
Second Quarter	33.73	27.80
Third Quarter	32.95	23.26
Fourth Quarter	36.85	23.75

Fiscal Year Ended September 24, 2005:
First Quarter	$36.74	$29.30
Second Quarter	38.72	33.95
Third Quarter	38.26	27.30
Fourth Quarter	35.80	30.85

During each of the fiscal years ended September 30, 2006 and September 24, 2005 the Company declared cash dividends totaling $0.44 per share to holders of ADVO common stock. Pursuant to the terms of the Merger Agreement between the Company and Valassis, ADVO will not pay additional dividends prior to the closing of the merger.

The closing price as of December 1, 2006 of the Company’s common stock, under the symbol AD, on the New York Stock Exchange as reported in The Wall Street Journal was $29.75 per share. The approximate number of holders of record of the common stock on December 1, 2006 was 610. The number of shareholders represents the number of open accounts with the Transfer Agent.

During fiscal year 2006, the Company engaged in no sales of its securities that were not registered under the Securities Act of 1933, as amended.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Below is a summary of stock purchases made by the Company or on behalf of the Company for the quarter ended September 30, 2006.

	Issuer Purchases of Equity Securities
	Total Number Of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program (1)	Total Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
July 2006
Employee transactions (2)	—	$—	N/A	N/A
Deferred compensation plan (3)	—	$—	N/A	N/A

August 2006
Employee transactions (2)	1,445	$36.34	N/A	N/A
Deferred compensation plan (3)	380	$32.16	N/A	N/A

September 2006
Employee transactions (2)	—	$—	N/A	N/A
Deferred compensation plan (3)	730	$30.02	N/A	N/A

Total shares purchased	2,555

(1)

In October 2003, the Company announced a stock buyback program allowing the repurchase of 1.5 million shares. Under the authorization, the Company can purchase shares on the open market. The stock buyback program does not have an expiration date. The Company purchased no shares under the program for the quarter and year ended September 30, 2006. The maximum number of shares that may yet be purchased under the program is 1.5 million shares.

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

The information required by this item is contained under the heading “Selected Financial Data” which is included in this Annual Report on Form 10-K and listed in the index to the financial information on page 35.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is contained under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 35.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is contained under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 35.

ITEM 8.	Financial Statements and Supplementary Data

ADVO’s Consolidated Financial Statements, together with the Report of Independent Registered Public Accounting Firm thereon dated December 1, 2006 is included in this Annual Report on Form 10-K and listed in the index to financial information on page 35.

The selected quarterly information required by this item is included under the caption “Quarterly Financial Data (Unaudited)” in Note 19 to the Consolidated Financial Statements and is included in this Annual Report on Form 10-K and listed in the index to financial information on page 35.

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

Based on this evaluation, management has concluded that as of September 30, 2006, the Company did not have any material weakness in its internal control over financial reporting and its internal control over financial reporting was effective. Management’s assessment of the effectiveness of its internal control over financial reporting as September 30, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

As previously discussed, the Company launched a company-wide ERP system, known as SDR in April 2006. SDR upgraded current software applications, employed new technology and work processes to provide a foundation to speed information flow and integrated business processes throughout the organization. The SDR implementation affected either directly or peripherally virtually all the functions in the Company, requiring a significant effort by all associates.

In conjunction with the SDR implementation and the associated conversion of data and processes from the Company’s legacy system to the new systems, the Company updated its internal control over financial reporting, as necessary, to accommodate for the modifications to its business processes. Various new controls were established and pre-existing controls were modified due to the new system. The Company updated its controls by updating documentation surrounding the flow of transactions, performing walkthroughs for each process, identifying key controls and testing these controls.

The Company encountered transitional issues with entering and processing customer orders, temporary inefficiencies in production, shipping disruptions and delayed customer invoicing. The SDR implementation changed how the Company’s client service organization produced their work and entered client orders in the new system. As a result of the SDR implementation, difficulties with order entry caused the Company to incorrectly invoice clients on a portion of their invoices primarily related to ancillary services which generally represent less than five percent of the Company’s total revenues. Due to these issues encountered during implementation and the fact that certain controls were not initially functioning as intended, management took corrective actions to ensure the Company’s financial statements present fairly, in all material respects, the Company’s financial condition and results of operations in accordance with generally accepted accounting principles.

These actions included establishing “up-front” controls such as order entry keying controls, weekly order entry monitoring, refresher training and education, and weekly cross-functional communication. Additionally, the Company established “back-end” controls, such as more granular analyses and reconciliations during the monthly close process, the creation of an invoice resolution team and a process to identify and estimate potential future billing adjustments.

As a result of these additional controls and procedures, the Company’s management concluded that the internal control over financial reporting was effective as of September 30, 2006. Internal controls over financial reporting will continue to be monitored by the Company. Controls will be modified and new controls and procedures will be implemented to ensure the integrity of the Company’s financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ADVO, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that ADVO, Inc. (the Company) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 30, 2006 and September 24, 2005, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the three years in the period ended September 30, 2006, and our report dated December 1, 2006 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Hartford, Connecticut

December 1, 2006

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Set forth below are the name, age and position of each of the Company’s Directors and Executive Officers as of September 30, 2006.

Name	Age	Position With Company
John J. Mahoney	55	Non-Executive Chairman of the Board (1)(3)
Todd C. Brown	57	Director (1)
David F. Dyer	57	Director (2)(3)
Bobbie Gaunt	60	Director (2)(3)
Charles M. Herington	47	Director (1)
Karen Kaplan	46	Director (2)
Howard H. Newman	59	Director (1)
S. Scott Harding	58	Chief Executive Officer and Director
Jeffrey E. Epstein	50	Executive Vice President—Chief Financial Officer
Myron L. Lubin	66	Executive Vice President—President, Diversified Business Group
Donald E. McCombs	50	Executive Vice President—President, Operations Group
Stephanie Molnar	47	Executive Vice President—President, Sales and Services
Donald S. Schneider	59	Executive Vice President—Chief Human Resources and Administration Officer
Marie Gant	47	Senior Vice President—Chief Information Officer
Vincent Giuliano	59	Senior Vice President—Government Relations
Matthew Spahn	43	Senior Vice President—Chief Marketing Officer
Christopher T. Hutter	40	National Vice President—Finance, Treasurer, Investor Relations and Assistant Secretary
John D. Speridakos	45	Vice President and Controller

(1)	Member of Audit Committee (which also serves as the Qualified Legal Compliance Committee)
(2)	Member of Compensation Committee
(3)	Member of Nominating/Corporate Governance Committee

The following are brief biographies of each of the Company’s current directors and executive officers for the past five years. The Company is not aware of any family relationships between any of the foregoing officers and any of the Company’s directors. Each of the foregoing officers holds such office until his or her successor shall have been duly chosen and qualified, or until his earlier resignation or removal.

John J. Mahoney was appointed Non-Executive Chairman of the Board on June 14, 2004. Mr. Mahoney has been a director of the Company since January 2001. He has been Vice Chairman and Chief Financial Officer of Staples, Inc. since January 2006. Mr. Mahoney has held various positions with Staples since September 1996 and most recently served as Executive Vice President and Chief Administration Officer. Prior to joining Staples, Mr. Mahoney was a partner with Ernst & Young LLP for 20 years and served in the Accounting and Auditing Group of the firm’s national office. Mr. Mahoney also serves on the Board of Tweeter Home Entertainment Group.

Todd C. Brown has been a director of the Company since April 2000. Mr. Brown has been the Vice Chairman of ShoreBank Corporation since August 2003. Prior to joining ShoreBank, Mr. Brown held various positions with Kraft Foods, Inc. since 1985, and most recently served as Executive Vice President and President of its e-Commerce Division. Mr. Brown also serves on the Boards of JohnsonDiversey Inc., Colgate University and Chicago’s Metropolitan Planning Council.

David F. Dyer has been a director of the Company since May 1997. Mr. Dyer was President and Chief Executive Officer of Tommy Hilfiger Corporation from August 2003 to May 2006. Previous to that, from 1998 to July 2003, he was President and Chief Executive Officer of Lands’ End, Inc., as well as Executive Vice President and General Manager of Sears, Roebuck & Company’s Customer Direct business and the Great Indoors home business.

Bobbie Gaunt has been a director since August 2002, and between June 14, 2004 and October 14, 2004 served as the Company’s Interim Chief Executive Officer. Ms. Gaunt retired in December 2000, after over 28 years with Ford Motor Company where she served in various sales and marketing positions, including President and Chief Executive Officer of Ford of Canada, Ltd. between 1997 and 2000; Ms. Gaunt was elected an officer, Vice President, of Ford in June 1999. Ms. Gaunt is also a Director of the Great Atlantic & Pacific Tea Company and Metro, Inc., a publicly traded Canadian food retailer and distributor, headquarted in Montreal, Quebec. Ms. Gaunt serves as chair of the Board of Directors for the Saugatuck Center for the Arts, is a member of the Board of Advisors of the Katz Business School and serves on the Board of Trustees at the University of Pittsburgh, Pennsylvania.

Charles M. Herington has been a director of the Company since December 2004. Mr. Herington has been Senior Vice President of Avon, Latin America since February 2006. Prior to that, from February 1999 to February 2006, he was President and Chief Executive Officer of America Online Latin America, Inc. Mr. Herington also serves on the Board of Molson Coors Brewing Company and NII Holdings Inc. (formerly known as Nextel International).

Karen Kaplan has been a director since November 2003. Ms. Kaplan is the President of Hill, Holliday, Connors, Cosmopulos Inc., Boston, a subsidiary of The Interpublic Group of Companies, Inc., which is a group of advertising and specialized marketing and communication services companies. Ms. Kaplan has been with Hill, Holliday, Connors, Cosmopulos Inc., Boston since 1982. Ms. Kaplan serves on the Boards of Tweeter Home Entertainment Group and Delta Dental of Massachusetts. Ms. Kaplan is Vice Chair of the Board of Directors of the Massachusetts Society for the Prevention of Cruelty to Children; Treasurer of the Massachusetts Women’s Forum and serves on the Executive Committee of the Greater Boston Chamber of Commerce and the Corporate Board Resource Committee of The Boston Club.

Howard H. Newman has been a director of the Company since August 1986. Mr. Newman is the President and Chief Executive Office of Pine Brook Road Partners, LLC, a private equity firm, since July 2006. Prior to that, Mr. Newman was employed by Warburg, Pincus, LLC, a private equity investment firm from 1984 to 2006 and most recently as its Vice Chairman and Senior Advisor. He was a general partner of Warburg, Pincus and Company from January 1987 to April 2005. Mr. Newman is also a Director of Newfield Exploration Company and several privately owned companies. Mr. Newman also serves as a Trustee of The Salk Institute for Biological Studies.

S. Scott Harding became Chief Executive Officer and was elected to the Board of Directors on October 15, 2004. From June 1992 to October 2004 he was Chairman and Chief Executive Officer of Newspaper Services of America (NSA), which he co-founded. NSA, the nation’s largest print media planning and buying agency, was sold to Interpublic Group of Companies in 1995.

Jeffrey E. Epstein became Executive Vice President—Chief Financial Officer on June 6, 2005. He was a member of the Board of Directors of Revonet, Inc., a business-to-business marketing and database company, from January 2004 through December 2005 and Chairman of the Board of Revonet from January 2005 through December 2005. Mr. Epstein was acting President and Chief Executive Officer of Revonet from June 2004 to December 2004. Previously, Mr. Epstein was Senior Vice President and Chief Financial Officer of VNU Inc.’s Media Measurement and Information Group from March 2002 to December 2003. Prior to that, from March 1998 to February 2002, he held senior management positions, including Chief Financial Officer, with DoubleClick, Inc., a provider of Internet advertising. Mr. Epstein also currently serves on the Board of Directors of Priceline.com.

Myron L. Lubin became Executive Vice President—President, Diversified Business Group (previously known as Strategic Business Development) on April 12, 2000. Prior to that, he held various positions with the Company since 1981 including senior management positions in the marketing and sales areas.

Donald E. McCombs became Executive Vice President—President, Operations Group on October 26, 2001. Prior to that, he held various positions with the Company since 1987, including most recently, Executive Vice President and Chief Financial Officer from December 1998 to October 2001 and other senior management positions in the finance area.

Stephanie Molnar became Executive Vice President—President, Sales and Services on October 14, 2004. From February 2004 to October 2004, she was Executive Vice President—President, Sales and Marketing. Prior to that, she held various positions with the Company since 1983, including most recently senior management positions in the marketing and client logistics areas.

Donald S. Schneider became Executive Vice President—Chief Human Resources Officer on October 14, 2004 and assumed Administration duties on May 5, 2005. Prior to that, he held the position of Senior Vice President, Human Resources from July 2004 to October 2004. From April 2003 to June 2004 he was a principal at Rev Solutions, a consulting practice focused on development and execution of company-wide Human Resource strategies. Prior to that, from November 2002 to March 2003 he was Executive Vice President—Director of Human Resources at McCann—Erickson World Group, a multi-national marketing communications network. From September 1998 to September 2002, he was Senior Vice President—Human Resources and Administration at Winstar Communications, a broadband services company.

Marie Gant became Senior Vice President—Chief Information Officer on February 14, 2005. Previously from January 1999 to January 2005, she was Vice President, Information Systems at Jostens, Inc., a school products manufacturer based in Minneapolis, MN.

Vince Giuliano has been Senior Vice President—Government Relations since October 28, 1996. From April 1983 to October 1996, he was Vice President—Government Relations.

Matthew Spahn became Senior Vice President—Chief Marketing Officer on May 1, 2005. From May 1997 to April 2005, he was Director, Media Planning at Sears, Roebuck and Company.

Christopher T. Hutter became National Vice President, Finance, Treasurer, Investor Relations and Assistant Secretary on December 26, 2005. Prior to that, Mr. Hutter was Vice President, Treasurer and Investor Relations since October 28, 1999, and assumed responsibilities of Financial Planning and Analysis on November 19, 2003. He became the Company’s Assistant Secretary on July 11, 2005. Previously, he held various financial management positions with the Company since 1993.

John D. Speridakos became Vice President and Controller on April 1, 2002. Prior to that, he held the position of Vice President and Assistant Controller from October 2001 to March 2002. From June 2000 to June 2001, he was Chief Financial Officer of Aluminium.com.

All directors serve until their respective successors are elected at the next annual meeting of shareholders.

Board Committees

The Board currently has four active standing committees: Compensation, Audit, Nominating/Corporate Governance and Qualified Legal Compliance Committee. All of these committees are comprised of non- management directors who are deemed independent. All committees operate under written charters, current versions of which are available on the Company’s web site at www.advo.com.

Executive Sessions

Mr. Mahoney is the non-executive Chairman of the Board. As such, Mr. Mahoney chairs all of the executive sessions of the non-management directors of the Board and acts as primary spokesperson in communicating matters arising out of such meetings to the Company. Executive sessions are held at every meeting that the Board members attend in person.

Communication with Directors

Stockholders, employees or interested parties with concerns about the Company may contact the non-executive Chairman confidentially c/o Chris Hutter, National Vice President, Finance, Treasurer, Investor Relations and Assistant Secretary, One Targeting Centre, Windsor, CT 06095. All communications relating to matters within the scope of the Board responsibilities and its Committees will be forwarded to the appropriate directors.

Audit Committee Financial Expert

The Audit Committee is composed entirely of independent Directors who have no relationship to the Company that may interfere with the exercise of their independence from management and the Company. The Audit Committee meets independence standards established by the NYSE and the SEC. The Board has determined that Mr. Mahoney, Chairman of the Audit Committee, as defined by SEC rules, is both independent and has accounting and financial management expertise and is the audit committee financial expert.

Code of Business Ethics and Conduct

The Board has adopted a Code of Business Ethics and Conduct (the “Code”) which is applicable to all directors, officers, executives, and employees of the Company. The Code is intended to focus these individuals on their duties and responsibilities, provide guidance in recognizing and dealing with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. Each director, officer, executive, and employee must certify his or her compliance with the Code on an annual basis.

ITEM 11.	Executive Compensation

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, its executive (and certain other) officers and any persons holding ten percent or more of the Company’s Common Stock are required to report their ownership of the Company’s Common Stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established. For fiscal 2006, the Company has been advised that all required reports of beneficial ownership of the Company’s Common Stock were timely filed.

Executive Compensation

The following table shows compensation paid by the Company and its subsidiaries for services in all capacities during fiscal 2006, 2005 and 2004 to each of the following named executive officers of the Company, including the Chief Executive Officer.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus (1)		Other Annual Compensation (2)	Restricted Stock Awards (3)	Securities Underlying Options	All Other Compensation (4)
S. Scott Harding Chief Executive Officer	2006 2005 2004	$839,531 724,680 —	$	— 250,000 —	$127,892 81,602 —	$259,760 1,914,000 —	100,000 100,000 —	$54,497 17,885 —

Jeffrey E. Epstein Executive Vice President—Chief Financial Officer	2006 2005 2004	527,031 146,031 —		— 150,000 —	— — —	129,880 983,700 —	36,000 60,000 —	27,671 — —

Stephanie Molnar Executive Vice President—President, Sales and Services	2006 2005 2004	459,577 403,654 324,123		— — 42,375	— — —	162,350 319,000 301,410	50,000 50,000 35,000	30,018 28,085 21,430

Donald E. McCombs Executive Vice President—President, Operations Group	2006 2005 2004	414,577 371,423 355,419		— — 44,125	— — —	97,410 108,600 —	29,000 40,000 37,500	25,601 22,289 18,429

Donald S. Schneider Executive Vice President—Chief Human Resources and Administration Officer	2006 2005 2004	356,838 328,446 48,596		— — 5,950	— — —	129,880 — 312,500	36,000 20,000 20,000	23,931 14,149 —

(1)	Amounts for each fiscal year represent bonus compensation earned for that year payable in the subsequent year. The amounts for Messrs. Harding and Epstein in fiscal 2005 represent a cash signing bonus upon their hiring.
(2)	Mr. Harding’s employment agreement entitles him to non-business use of the Company’s aircraft, during such time as the Company owned the aircraft and reimbursable personal air travel expenses on commercial aircraft. Mr. Harding was reimbursed $17,830 during fiscal 2006 for personal air travel expenses on commercial aircraft. This was taxable compensation to Mr. Harding. The additional amount represents relocation payments that Mr. Harding is eligible to receive pursuant to Company policy. In fiscal 2005 the incremental cost to the Company of the non-business use of the Company aircraft by Mr. Harding was $71,890 and $9,712 of reimbursable personal air travel expenses on commercial aircraft. The aforementioned constituted taxable income to him of $18,603.
(3)	The restricted stock awards shown are valued at the closing market price of the Company’s Common Stock on the date of grant. The following restricted stock awards were granted:

Fiscal 2006

Mr. Harding—8,000 restricted shares granted on January 30, 2006 vesting one third on each anniversary date.

Mr. Epstein—4,000 restricted shares granted on January 30, 2006 vesting one third on each anniversary date.

Ms. Molnar—5,000 restricted shares granted on January 30, 2006 vesting one third on each anniversary date.

Mr. McCombs—3,000 restricted shares granted on January 30, 2006 vesting one third on each anniversary date.

Mr. Schneider—4,000 restricted shares granted on January 30, 2006 vesting one third on each anniversary date.

Fiscal 2005

Mr. Harding—60,000 restricted shares granted on November 1, 2004; 30,000 of which vest ratably over three years commencing one year from the grant date and 30,000 that will cliff vest on the third anniversary.

Mr. Epstein—30,000 restricted shares granted on July 5, 2005 vesting one third on each anniversary date.

Ms. Molnar—10,000 restricted shares granted on November 1, 2004 that will cliff vest on November 1, 2007.

Mr. McCombs—3,000 restricted shares granted on January 24, 2005 that will cliff vest on January 24, 2008.

Fiscal 2004

Ms. Molnar—9,000 restricted shares granted on February 9, 2004 vesting one third on each anniversary date.

Mr. Schneider—10,000 restricted shares granted on August 2, 2004 vesting one third on each anniversary date.

The number of restricted shares of Common Stock held at fiscal year-end and the value of such holdings, based on the number of restricted shares for which restrictions have not lapsed multiplied by the closing market price at September 29, 2006 was as follows:

Mr. Harding—58,000 shares and $1,622,840;

Mr. Epstein—24,000 shares and $671,520;

Ms. Molnar—18,000 shares and $503,640;

Mr. McCombs—6,000 shares and $167,880; and

Mr. Schneider—7,334 shares and $205,205.

Holders of restricted shares are eligible to receive dividends to the same extent as holders of Common Stock. Dividends are accumulated and paid out at such time as the restriction lapses on the shares.

(4)	Amounts represent contributions made on behalf of the named executives to the Company’s 401(k) plan and non-qualified savings plan and dividend payments associated with the lapse of restriction on shares.

Options

Set forth below is certain information concerning stock options granted during fiscal 2006 by the Company to the named executive officers.

The hypothetical present values on the date of grant of stock options granted in fiscal 2006 shown below are presented pursuant to the SEC proxy rules and are calculated under a binomial lattice model for pricing options. (See footnote 2) The actual before-tax amount, if any, realized upon the exercise of stock options, will depend upon the excess of the market price of the Common Stock over the exercise price per share of the stock option. There is no assurance that the hypothetical present values of the stock options reflected in this table will be realized.

	Option Grants in Last Fiscal Year Individual Grants
Name	Number of Securities Underlying Options Granted (1)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	Grant Date Present Value (2)
S. Scott Harding	100,000	20%	$32.47	1/30/2016	$956,000
Jeffrey E. Epstein	36,000	7	32.47	1/30/2016	344,160
Stephanie Molnar	50,000	10	32.47	1/30/2016	478,000
Donald E. McCombs	29,000	6	32.47	1/30/2016	277,240
Donald S. Schneider	36,000	7	32.47	1/30/2016	344,160

(1)	Stock options granted in fiscal 2006 become exercisable in 25% increments at one-year intervals from the date of grant.

(2)	The Company uses a binomial lattice pricing model to calculate an option’s present value on the grant date. Several assumptions, including the stock’s historical volatility (34%), the exercise period of the option, and the risk-free rate of return (4.4% was the weighted average rate for fiscal 2006 grants) are factored into the pricing model in order to estimate an option’s present value.

Set forth below is certain information concerning the number of shares acquired, the amounts realized on the exercise of stock options by the named executive officers during fiscal 2006 and the number and value of options held by the named executive officers at September 30, 2006. The value of exercised and unexercised in-the-money stock options at September 30, 2006 shown below is presented pursuant to SEC rules. The actual before-tax amount, if any, realized upon exercise of stock options will depend upon the excess, if any, of the market price of the Common Stock over the exercise price per share of the stock option at the time the stock option is exercised. There is no assurance that the values of unexercised in-the-money stock options reflected in this table will actually be realized.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options At Fiscal Year-End (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
S. Scott Harding	—	$—	25,000	175,000	$—	$—
Jeffrey E. Epstein	—	—	15,000	81,000	—	—
Stephanie Molnar	2,537	10,605	125,327	110,250	355,820	28,875
Donald E. McCombs	1,601	11,188	246,930	85,250	792,052	41,250
Donald S. Schneider	—	—	15,000	61,000	—	—

(1)	Value is calculated by determining the difference between the fair market value at September 29, 2006 of the securities underlying the options ($27.98 per share) and the exercise price of the options.

Director Compensation

Directors, other than those who are full-time employees of the Company or a subsidiary, are currently eligible to receive the following:

•	$30,000 annual fee for serving as a director

•	$1,000 for each Board meeting attended

•	$500 for each Committee meeting attended

•	An additional $2,000 per year for each chairmanship held

Note: Meetings attended via phone are compensated at half the regular meeting rate

All Directors’ expenses for attending Board of Directors’ meetings are reimbursed by the Company.

In addition to annual cash fees, non-management directors receive an annual grant of restricted stock which vests over a one-year period if the recipient remains on the Board. Also, upon initial election to the Board, non-management directors receive a grant of options to purchase 15,000 shares of stock, which vest one-year from the date of grant. During fiscal 2006, Messrs. Brown, Dyer, Herington, Mahoney, and Newman and Mses. Gaunt and Kaplan each received a grant of 4,500 restricted shares. Restrictions lapsed in fiscal 2006 on 4,500 shares held by each of the following directors: Messrs. Brown, Dyer, Herington, Mahoney, and Newman, and Mses. Gaunt and Kaplan.

Executive Agreements

Employment Agreement—S. Scott Harding

On October 15, 2004, the Company entered into an employment agreement (“Agreement”) with Mr. Harding pursuant to which he is employed as Chief Executive Officer of the Company.

The Agreement has a term of three years with automatic one-year renewals, absent contrary notice 90 days in advance. The salary under the Agreement is $775,000 per year, subject to increases as determined by the Board of Directors. Mr. Harding is eligible for a target annual bonus equal to 100% of his salary, determined in a manner consistent with the Company’s bonus program applicable to senior executives. Throughout the Agreement, Mr. Harding receives a $600 per month auto allowance and an allowance for personal air travel.

Initially, the Agreement provided that the Company would make its corporate aircraft available to Mr. Harding for personal use up to a maximum annual value of $150,000. In March 2005, after the Company disposed of its corporate aircraft interests, the Agreement was amended to provide that the Company will pay or reimburse Mr. Harding for personal air travel expenses to a maximum annual value of $75,000 (actual substantiated expenses incurred). The amended Agreement also provides that, should the Company obtain an interest in its own corporate aircraft, in lieu of the $75,000 personal air travel allowance noted above, the Company would make such aircraft interest available to Mr. Harding for personal use up to a maximum annual value of $150,000 (prorated for the remainder of the calendar year such interest is obtained). The value of the Company aircraft expense to be applied against Mr. Harding’s allowance is the aggregate incremental cost to the Company for Mr. Harding’s personal use of the aircraft during the measurement period.

Mr. Harding was paid a signing bonus of $250,000 which he would have been required to repay if he had resigned without “Good Reason” or had been terminated for “Cause” (each as defined in the Agreement) before May 1, 2005, neither of which occurred.

In accordance with the Agreement, on November 1, 2004, Mr. Harding received options to purchase 100,000 shares of the Company common stock that will vest in four equal annual installments beginning on November 1, 2005. Mr. Harding also received a restricted stock grant for 60,000 shares of common stock, 10,000 of which will vest on each of November 1, 2005, 2006 and 2007, with the remaining 30,000 shares cliff vesting on November 1, 2007. If the Company or Mr. Harding fail to renew this Agreement, the unvested portion of the initial stock option and restricted stock grants become fully vested and exercisable.

The Agreement provides that if the Company terminates Mr. Harding’s employment for any reason other than for Cause, it will continue to pay his salary, as then in effect, for 24 months. In lieu of any bonus for the year of termination, the Company would pay an additional year’s salary. Under such circumstances, the initial stock option and restricted stock grants would become fully vested and exercisable.

Severance Agreement—Jeffrey E. Epstein

On June 6, 2005, the Company and Mr. Epstein entered into a Severance Agreement (“Severance Agreement”) pursuant to which he is employed as Chief Financial Officer of the Company. Should Mr. Epstein be terminated by the Company for any reason other than “Cause” or if he resigns for “Good Reason”, the Severance Agreement provides for the continued payment of his salary, as in effect prior to his termination, for 24 months. Mr. Epstein’s salary is currently $500,000 per year. In addition to the amount of severance, any portion of Mr. Epstein’s initial equity incentives granted on July 5, 2005 would immediately vest and become fully exercisable. The initial equity incentives include options to purchase 60,000 shares of common stock vesting in four equal annual installments beginning on July 5, 2006 and 30,000 shares of restricted stock which vest in three equal annual installments beginning on July 5, 2006.

Change in Control Executive Severance Agreements

The Board of Directors authorized the Company to enter into individual Change in Control Executive Severance Agreements (the “Agreements”) with Messrs. Harding, Epstein, McCombs, Schneider and Ms. Molnar (the “Executives”). These Agreements were dated August 1, 2005, with the exception of Mr. Harding, his Agreement being dated October 11, 2004. The change in control agreements were amended during fiscal 2006 to be in compliance with Section 409A of the Internal Revenue Code.

The Agreements’ provisions become effective upon the occurrence of a Change of Control (as defined in the Agreements) and continue for the duration of the severance period. The severance period is two years following a Change of Control. The severance period ends with the death of the executive.

If during the severance period, an executive’s employment is terminated by the Company for any reason other than death, disability or Cause (as defined in the Agreements), or if the executive terminates his employment for Good Reason (as defined in the Agreements), the Company must pay to the executive a lump sum severance payment. The severance payment due upon such a termination of employment is equal to two times the sum of (i) the executive’s annual base pay at the highest rate in effect at any time within the 90-day period preceding the date a notice of termination of employment is given or, if higher, at the highest rate of base pay in effect within the 90-day period immediately preceding the Change of Control and (ii) the greatest amount of incentive (bonus) pay received by the executive for any calendar year or portion thereof from and including the third year prior to the first occurrence of a Change of Control.

Additionally, upon termination, the executives will be entitled to receive medical and life insurance benefits for the period of two years from the date of the termination or cash in lieu thereof.

Compensation Committee Report

The Compensation Committee of the Board of Directors (“Committee”) is responsible for establishing corporate goals and objectives relevant to the compensation paid to the Chief Executive Officer, evaluating the Chief Executive Officer’s performance and determining and approving the Chief Executive Officer’s compensation. In addition, the Committee makes recommendations to the Board with respect to ADVO’s non-CEO compensation, incentive plans and equity plans (which the Committee administers) and provides oversight for ADVO’s executive compensation policy and philosophy. Finally, the Committee is responsible for monitoring and presenting annually to the full Board the Company’s executive, critical position and key employee development and succession plan. While discharging its duties, the Committee strives to align the interests of stockholders with the needs of management. The Committee is composed entirely of independent directors.

Compensation Philosophy

ADVO’s compensation programs are designed to:

•	provide a fair, competitive and dynamic compensation program;

•	attract, retain, and develop a highly skilled and motivated workforce;

•	tie compensation directly to ADVO’s financial and operational performance;

•	foster long-term stockholder value and the attainment of specific strategic initiatives by emphasizing variable rather than fixed compensation;

•	align stockholders’ and management’s interests; and

•	reflect competitive activity in the marketplace.

To accomplish these objectives, ADVO’s executive compensation program is composed of base salary and short-term and long-term incentives, which taken together, provide a competitive compensation package that is highly leveraged toward the attainment of superior Company performance. The Committee determines, reviews and approves the compensation of the Chief Executive Officer, and approves the compensation of the other executive officers. The compensation package of all executive officers has three main parts: (1) base salary (cash compensation), which is normally reviewed annually; (2) annual incentive payments; and (3) equity compensation. The Committee believes that compensation deductibility as permitted under Section 162(m) of the Internal Revenue Code of 1986 (the “Code”), as amended, may be one of many factors to be considered in making compensation decisions. The Company recognizes, however, that flexibility is necessary and must be maintained for situations in which the interests of the Company are better served by foregoing full deductibility.

ADVO’s philosophy is to pay competitive total cash compensation (base pay plus short-term incentive) as compared with a broad spectrum of organizations. To assess its competitive position, ADVO participates in and reviews salary surveys that include companies from multiple industry segments. The participating companies represent a cross section of organizations in various industries and are of similar size and scope to ADVO. The surveys utilized are professionally administered by third parties and provide data concerning each of the different functional areas of ADVO’s organization. ADVO periodically avails itself of such salary surveys, annually reviews its base compensation and incentive structure and adjusts each as necessary to reflect market conditions. In general, ADVO’s level of cash compensation is within the third quartile of the marketplace (better than the bottom 50%, but less remunerative than the top 25%).

Base Pay

Individual base pay is determined by considering:

•	the individual’s background, competencies, experience and current salary in relation to the market;

•	accomplishments as determined by the individual’s performance appraisal; and

•	the financial condition of the Company.

Short-Term Incentive

ADVO is committed to aligning individual associate performance with overall corporate financial performance. With that in mind, ADVO strives to provide significant financial incentives to its associates who attain and exceed established financial objectives that are aligned with ADVO’s overall goals. Such incentives are made pursuant to ADVO’s 2006 Incentive Compensation Plan (“2006 Plan”), which was approved by stockholders in 2006, and the ADVO Incentive Plan, which is a cash bonus plan administered under the 2006 Plan. These plans provide a strong link between the associate’s responsibilities and his or her contribution to the Company’s overall performance through the use of operationally tailored measurement criteria focusing on revenue, operating income and personal performance goals.

These plans provide a competitively benchmarked target award based on the individual’s job grade level. During fiscal 2006, target awards ranged from 15% to 100% of salary, with the possibility of even higher incentive payouts for superior performance as described more fully below. The target award has been segmented into three categories: personal performance, Company revenue and Company consolidated operating income. An associate only becomes eligible to receive a bonus payout against his or her personal performance targets on the attainment of those personal performance goals. An associate only receives a bonus payout against the Company revenue and operating income targets if the Company meets those objectives. Company revenue and operating income targets are measured in terms of achievement versus the annually established ADVO financial and operating plan.

All bonus incentives are subject to a capped individual payout. The specific mix and weighting of each individual’s bonus measurement criteria depends on his or her organizational role. Actual performance attainment and the resulting payout for each objective is evaluated and calculated independently. Performance below planned levels results in ratably lower payouts, and performance above planned levels results in ratably higher payouts. For superior performance, the incentive payout for fiscal 2006 for senior executives could have been as high as 100% of the target award for the personal performance and Company revenue measurements and 200% of the target award for the Company consolidated operating income measurement. The Company did not meet its financial objectives for fiscal 2006, therefore no bonus was paid for the Company revenue or operating income target categories. Approximately $0.5 million was paid based on the personal performance category to vice presidents and director level associates.

The Chief Executive Officer of the Company makes all final decisions concerning incentive plan participation and payouts, in accordance with the ADVO Incentive Plan. Awards for certain positions, particularly senior executives, are subject to the approval of the Board of Directors. The Company reserves the right to alter, suspend or terminate the ADVO Incentive Plan at any time without notice and without any liability for making any payments under that plan.

Long-Term Incentive

In order to focus management on the long-term interests of shareholders and to align the interests of the executive officers with ADVO’s long-term goals, a significant portion of overall executive compensation is based on at-risk equity compensation. Accordingly, in determining or approving the compensation of ADVO’s executive officers, the Committee generally places less emphasis on base salary and employee benefits than on annual incentives and equity-based compensation. The 2006 Plan is ADVO’s primary vehicle for providing long-term incentives. The 2006 Plan is intended to:

•	provide competitive long-term incentives for management;

•	align management’s rewards with business success and shareholder value;

•	motivate a high level of individual performance that will result in strong business results;

•	recognize potential in individual leaders; and

•	attract, motivate and retain individuals needed to grow the Company’s business.

At the beginning of the fiscal year the Company reviewed its equity compensation program to determine the most appropriate equity award vehicles based on Company objectives and new accounting and regulatory rules. Stock ownership guidelines, award types and amounts, as well as eligibility requirements were also reviewed to ensure market competitiveness. As a result of this review, the Company modified its equity compensation structure and in January 2006 began granting a mix of stock options and restricted stock to all eligible associates. The mix of stock options and restricted stock varies by organizational role. Previously, restricted stock awards were only granted to senior executives and members of the Company’s Board of Directors.

Participation in the 2006 Plan is limited to key management and executives in the Company. Long-term compensation targets, which are periodically reviewed, vary by the individual’s organizational role and are based on market analysis provided from independent consultants. Stock options granted in fiscal 2006 were granted with exercise prices equal to the fair market value of ADVO’s Common Stock as of the date of grant and with 10-year terms. Restricted stock grants in fiscal 2006 generally vest one-third per year over three years. During fiscal 2006, ADVO granted 31,500 shares of restricted stock to seven non-management members of the Company’s board of directors.

To foster greater alignment of the interests of executives and stockholders, ADVO expects those executives who receive stock options or other stock rights to also make a personal financial commitment to acquire and hold significant amounts of ADVO stock. Persons receiving stock options or other stock rights are asked to acquire ADVO stock over a five-year period in an amount expressed as a portion of their annual base salary. The guidelines range from 300% of base salary for the Chief Executive Officer to 50% of base salary for vice-presidents. These stock ownership guidelines affect approximately 40 persons. Director level associates are no longer held to the stock guidelines.

CEO Compensation and Company Performance

The Committee determines the compensation of the Chief Executive Officer and annually reviews his performance and salary. The Committee, at its discretion, may increase, but not decrease, his salary. Independent executive compensation consultants are typically engaged to assist the Committee with this review process.

S. Scott Harding became ADVO’s Chief Executive Officer on October 15, 2004. Mr. Harding’s employment agreement covers a three-year term with automatic one-year renewals thereafter, absent notice of non-renewal at least 90 days in advance. The employment agreement provides for base cash compensation of $775,000 per year (currently $810,000 per year), various health, welfare and other benefits and eligibility to receive short-term incentive compensation under the 2006 Plan. Mr. Harding is eligible for a target annual bonus in an amount equal to 100% of his base salary, determined in a manner consistent with ADVO’s bonus program applicable to senior executives. In fiscal 2006, his bonus, like those of all other ADVO senior executives, was dependent upon attainment of certain personal and corporate financial goals. (See “Executive Agreements” on page 25 of this Form 10-K for a more detailed description of Mr. Harding’s employment agreement). None of the members of senior executive management, including Mr. Harding, received a bonus for fiscal 2006.

In connection with Mr. Harding’s employment, the Board approved an initial grant, effective November 1, 2004, of (i) an option to purchase 100,000 shares of ADVO’s stock, which vests in four equal annual installments beginning on the first anniversary of the date of grant; and (ii) a restricted stock award for 60,000 shares of ADVO stock, 10,000 of which vest on each of the first three anniversaries of the date of grant with the remaining 30,000 cliff vesting on the third anniversary of the date of grant. Mr. Harding was paid a signing bonus of $250,000, which he would have been required to repay if he had resigned without “Good Reason” or had been terminated for “Cause” (each as defined in the agreement) before May 1, 2005, neither of which occurred. Mr. Harding’s compensation package was determined by the Committee in accordance with, and in light of, ADVO’s compensation policy and philosophy and after a detailed analysis of chief executive compensation packages of companies of similar size and complexity to ADVO, taking into consideration the importance of linking a significant part of the Chief Executive Officer’s total compensation to the future performance of the Company. The Committee’s fiscal 2006 annual review validated the content and construct of Mr. Harding’s compensation package.

Succession Planning

In 2005, a new succession planning process and automated tool were implemented for all levels of associates including the CEO. From this process, development needs were identified for all bench strength candidates. A new performance management process was also introduced to align with the succession planning process. On the recommendation of the Committee, the Board of Directors implemented a new governing policy concerning CEO and management succession plan review and approval.

Benefits

ADVO offers benefits to its key executives that are substantially similar to those offered to all ADVO associates. These benefits provide a level of security against financial misfortune that may result from illness, disability or death. The differences generally promote tax efficiency and replacement of benefit opportunities afforded other employees that are lost to executives due to regulatory limits.

COMPENSATION COMMITTEE:

Bobbie Gaunt (Chair)

David F. Dyer

Karen Kaplan

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

As of December 1, 2006, those persons known to the Company who beneficially owned more than 5% of the outstanding Common Stock were as follows:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent
Noonday Asset Management, LP (1) 227 West Trade Street, Suite 2140 Charlotte, North Carolina 28202	2,945,000	9.3%

UBS AG (2) 299 Park Avenue New York, New York 10171	2,098,995	6.6%

(1)	The information relating to the ownership of the Common Stock by this entity is based on a statement on Form 13F for the quarter ended September 30, 2006 filed by such entity with the Securities and Exchange Commission (“SEC”).
(2)	The information relating to the ownership of the Common Stock by this entity is based on a statement on Form 13D/A for the event dated November 22, 2006 filed by such entity with the SEC.

Security Ownership of Management

The following table sets forth certain information with respect to the Common Stock beneficially owned by the directors, nominees and persons named in the Summary Compensation Table and by all directors and executive officers as a group as of December 1, 2006. Except as otherwise indicated, each person listed has sole voting and investment power with respect to shares beneficially owned.

Name of Individual	Number of Shares of Common Stock		Percent
S. Scott Harding	146,500	(1)	0.5%
Jeffrey E. Epstein	58,000	(2)	0.2
Stephanie Molnar	205,970	(3)	0.6
Donald E. McCombs	331,809	(4)	1.0
Donald S. Schneider	40,904	(5)	0.1
Todd C. Brown	46,500	(6)	0.1
David F. Dyer	54,750	(7)	0.2
Bobbie Gaunt	45,250	(8)	0.1
Charles M. Herington	24,300	(9)	0.1
Karen Kaplan	28,500	(10)	0.1
John J. Mahoney	42,000	(11)	0.1
Howard H. Newman	82,500	(12)	0.3
All Directors and executive officers as a group (18 persons)	1,311,756	(13)	4.0

(1)	Includes 8,000 shares of restricted stock awarded on January 30, 2006 and 75,000 shares Mr. Harding has the right to acquire within 60 days of December 1, 2006 pursuant to the exercise of options granted under the Company’s stock option plans.

(2)	Includes 4,000 shares of restricted stock awarded on January 30, 2006 and 24,000 shares Mr. Epstein has the right to acquire within 60 days of December 1, 2006 pursuant to the exercise of options granted under the Company’s stock option plans.

(3)	Includes 5,000 shares of restricted stock awarded on January 30, 2006 and 164,327 shares Ms. Molnar has the right to acquire within 60 days of December 1, 2006 pursuant to the exercise of options granted under the Company’s stock option plans.

(4)	Includes 3,000 shares of restricted stock awarded on January 30, 2006 and 281,055 shares Mr. McCombs has the right to acquire within 60 days of December 1, 2006 pursuant to the exercise of options granted under the Company’s stock option plans.

(5)	Includes 4,000 shares of restricted stock awarded on January 30, 2006 and 29,000 shares Mr. Schneider has the right to acquire within 60 days of December 1, 2006 pursuant to the exercise of options granted under the Company’s stock option plans.

(6)	Includes 4,500 shares of restricted stock awarded on January 26, 2006 and 15,000 shares Mr. Brown has the right to acquire within 60 days of December 1, 2006 pursuant to options granted under the Company’s stock option plans.

(7)	Includes 4,500 shares of restricted stock awarded on January 26, 2006 and 11,250 shares Mr. Dyer has the right to acquire within 60 days of December 1, 2006 pursuant to options granted under the Company’s stock option plans.

(8)	Includes 4,500 shares of restricted stock awarded on January 26, 2006 and 15,000 shares Ms. Gaunt has the right to acquire within 60 days of December 1, 2006 pursuant to options granted under the Company’s stock option plans.

(9)	Includes 4,500 shares of restricted stock awarded on January 26, 2006 and 15,000 shares Mr. Herington has the right to acquire within 60 days of December 1, 2006 pursuant to the exercise of options granted under the Company’s stock option plans.

(10)	Includes 4,500 shares of restricted stock awarded on January 26, 2006 and 15,000 shares Ms. Kaplan has the right to acquire within 60 days of December 1, 2006 pursuant to the exercise of options granted under the Company’s stock option plans.

(11)	Includes 4,500 shares of restricted stock awarded on January 26, 2006 and 15,000 shares Mr. Mahoney has the right to acquire within 60 days of December 1, 2006 pursuant to options granted under the Company’s stock option plans.

(12)	Includes 4,500 shares of restricted stock awarded on January 26, 2006 and 7,500 shares Mr. Newman has the right to acquire within 60 days of December 1, 2006 pursuant to options granted under the Company’s stock option plans.

(13)	Includes 813,708 shares all directors and executive officers as a group have the right to acquire within 60 days of December 1, 2006 pursuant to the exercise of options granted under the Company’s stock option plans.

The following table presents information regarding the Company’s equity compensation plans at September 30, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders (a)	2,526,225	$29.85	1,609,951
Equity compensation plans not approved by shareholders	—	—	—

TOTAL	2,526,225	$29.85	1,609,951

(a)	Includes the 2006 Incentive Compensation Plan and the 1990 Non-Employee Directors’ Restricted Stock Plan.

Stockholder Information

Stock Exchange Listing

ADVO common stock trades on the New York Stock Exchange under the trading symbol “AD.”

Transfer Agent and Registrar

All shareowner inquiries, including transfer-related matters, should be directed to the Company’s Transfer Agent and Registrar:

Mellon Investor Services

Newport Office Center VII

480 Washington Blvd

Jersey City, NJ 07310

www. melloninvestor.com

Toll Free Number: 1-800-288-9541

TDD Number: 1-800-231-5469

Registered Public Accountants

Ernst & Young LLP, 225 Asylum Street, Hartford, Connecticut 06103.

Corporate Governance Matters

The Company’s Annual Written Affirmation Certification by its Chief Executive Officer was timely filed with the NYSE as required by Section 303A of the NYSE Listed Company Manual.

The certifications of S. Scott Harding, Chief Executive Officer of the Company and Jeffrey Epstein, Executive Vice President and Chief Financial Officer of the Company, required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are included as exhibits to this Form 10-K for the year ended September 30, 2006, filed with the Securities and Exchange Commission on December 7, 2006.

ITEM 13.	Certain Relationships and Related Transactions

None.

ITEM 14.	Principal Accounting Fees and Services

The Audit Committee has reviewed and approved the fees paid to the independent auditors during fiscal 2006 for the categories listed below. The Audit Committee has determined that the provision for non-audit services is compatible with Ernst & Young LLP’s independence.

The following table represents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the years ended September 30, 2006 and September 24, 2005, and fees billed for other services performed by Ernst & Young LLP during these periods.

(in thousands)	2006	2005
Audit fees: (1)	$1,053	$771
Audit related fees: (2)	35	35
Tax fees: (3)	7	7
All other fees:	1	1

Total	$1,096	$814

(1)	Audit fees consisted of audit work performed on the annual financial statements, quarterly reviews and audit committee meetings. Fees also include the audit of management’s assessment of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	Audit related fees consisted principally of audits of employee benefit plans and technical accounting guidance.
(3)	Tax fees consisted principally of tax compliance and reporting.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements. See the Index to Financial Information on page 35 of this Report.

(2)	Financial Statement Schedules. See the Index to Financial Information on page 35 of this Report.

(3)	Exhibits. See Index to Exhibits on page 80 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 7, 2006	ADVO, Inc.

	By:	/s/ JOHN D. SPERIDAKOS
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

December 7, 2006	/s/ S. SCOTT HARDING S. Scott Harding	Chief Executive Officer and Director (Principal Executive Officer)

December 7, 2006	/s/ JEFFREY E. EPSTEIN Jeffrey E. Epstein	Executive Vice President—Chief Financial Officer (Principal Financial Officer)

December 7, 2006	/s/ JOHN D. SPERIDAKOS John D. Speridakos	Vice President and Controller (Principal Accounting Officer)

December 7, 2006	/s/ TODD BROWN Todd Brown	Director

December 7, 2006	/s/ DAVID F. DYER David F. Dyer	Director

December 7, 2006	/s/ BOBBIE GAUNT Bobbie Gaunt	Director

December 7, 2006	/s/ CHARLES HERINGTON Charles Herington	Director

December 7, 2006	/s/ KAREN KAPLAN Karen Kaplan	Director

December 7, 2006	/s/ JOHN J. MAHONEY John J. Mahoney	Non-Executive Chairman of the Board and Director

December 7, 2006	/s/ HOWARD H. NEWMAN Howard H. Newman	Director

ADVO, INC.

All other schedules have been omitted since the required information is not present.

ADVO, Inc.

Selected Financial Data

(In millions, except per share data)	Year ended September 30, 2006	Year ended September 24, 2005	Year ended September 25, 2004	Year ended September 27, 2003	Year ended September 28, 2002
Summary of Operations
Revenues	$1,443.5	$1,385.6	$1,245.8	$1,163.1	$1,130.1
Operating income	37.9	69.1	81.0	81.6	80.2
Net income	20.8	40.0	48.7	49.5	42.0
Diluted earnings per share	0.66	1.27	1.59	1.64	1.38
Dividends declared per share	0.44	0.44	0.44	—	—
Weighted average diluted shares	31.6	31.4	30.7	30.1	30.4

(In millions)	September 30, 2006	September 24, 2005	September 25, 2004	September 27, 2003	September 28, 2002
Balance Sheet Data
Cash and cash equivalents	$37.7	$46.2	$30.3	$17.0	$12.3
Total assets	520.6	478.7	427.4	353.5	329.6
Long-term debt	124.0	124.9	125.2	94.0	146.8
Total debt	124.0	124.9	125.2	130.3	171.0
Stockholders’ equity	204.0	185.3	141.8	89.1	35.8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of ADVO’s financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and the notes to those statements included in Item 15 of Part IV of this Form 10-K.

Forward Looking Statements

This Annual Report on Form 10-K and, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those in the forward looking statements. The Company’s business is promotional in nature, and ADVO serves its clients on a “just in time” basis. As a result, fluctuations in the amount, timing, pages and weight, and kinds of advertising pieces can vary significantly from period to period, depending on its customers’ promotional needs, inventories and general economic factors. In any particular period these transactional fluctuations are difficult to predict and can materially affect the Company’s revenue and profit results, particularly given the Company’s large fixed postage expense. The Company’s business contains additional risks and uncertainties that include but are not limited to: general changes in customer demand and pricing, the possibility of consolidation in the Company’s customer base, the impact of economic and political conditions on advertising spending and our distribution system, postal and paper prices, possible governmental regulation or legislation affecting aspects of the Company’s business, the efficiencies achieved with technology upgrades, fluctuations in interest rates related to the outstanding debt, the outcome of the litigation between the Company and Valassis and other general economic factors.

General

ADVO, Inc. (“ADVO” or the “Company”) is a direct mail media company that operates under one segment and is primarily engaged in soliciting and processing printed advertising from retailers, manufacturers and service companies for targeted distribution by both shared and solo mail to consumer households in the United States and Canada on a national, regional and local basis. In addition to ADVO’s direct mail products, shared mail and solo mail, ADVO also provides ancillary services to complement its direct mail programs. Founded in 1929 as a hand delivery company, ADVO entered the direct mail industry as a solo mailer in 1946 and began its shared mail program in 1980. The Company has several newspaper distribution agreements which offer clients integrated print advertising solutions by combining targeted direct mail with newspaper distribution.

The Company’s shared mail programs are its predominant source of revenue. These programs combine the advertisements of a number of advertisers into a single mail package. Such combination offers the features of penetration and targeted marketing at a significant cost reduction when compared to mailing on an individual or solo mail basis. The Company’s client base consists principally of national and local grocers, quick serve restaurants, drug stores, discount and department stores, telecommunications/satellite companies, home furnishings and other retailers.

The Company’s latest three fiscal years ended: September 30, 2006 (fiscal 2006); September 24, 2005 (fiscal 2005); and September 25, 2004 (fiscal 2004). The fiscal year includes operations for a 53-week period in fiscal 2006 and a 52-week period in each of fiscal 2005 and 2004.

Financial Overview

In fiscal 2006, the Company experienced a confluence of external and internal events that impacted its performance. Internally, the Company announced three strategic initiatives and it launched a company-wide Enterprise Resource Planning (“ERP”) system called the Service Delivery Redesign project (“SDR”), its new order-to-cash information technology. From an external perspective, the pending Valassis merger, litigation and related activities required an extensive time commitment by our associates, each of which continues to be a distraction for the organization.

Subsequent to the end of the second quarter, the Company announced two strategic corporate actions: the consolidation and elimination of its Memphis production facility and the outsourcing of its graphics print production services to an outside supplier who specializes in providing these services. The Memphis facility closed in August 2006 and the work handled in Memphis was absorbed by four other facilities. The outsourcing of the graphics print production services will be accomplished in several phases and is expected to be completed in December 2007.

In April 2006, the Company announced joint distribution agreements with The Los Angeles Times and MediaNews Group’s LANG newspapers, including both “late week” and “early week” programs. These joint distribution agreements began in Southern California in August 2006. This agreement streamlines distribution and creates a new larger single advertising package for consumers, produced by the LA Times, by combining the Company’s, LA Times’ and LANG’s existing late week programs into one. The Company continues to produce the “early week” program that is distributed by mail to LA Times and LANG subscribers. Under the agreements the LA Times and LANG are able to sell into the “early week” program.

The Company recorded non-recurring charges, primarily for severance, totaling approximately $3.0 million (pre-tax) for the Memphis closing, the graphics print outsourcing and the elimination of resources in connection with the joint distribution agreements.

At the beginning of the third quarter, the Company launched SDR, upgrading current software applications, employing new technology and work processes to provide a foundation to speed information flow and integrating business processes throughout the organization. The SDR implementation affected either directly or peripherally virtually all functions in the Company, requiring a significant effort by all associates. Associates’ regular day-to-day activities were replaced by “skill learning” activities to become familiar with the new system and at the same time gain knowledge of new business processes. SDR directly impacted the following functions: contracting, order management, graphics print, operations, sales, accounts receivable, billing, collections, finance and information technology, among others.

The Company encountered transitional issues during the SDR implementation. Problems with entering and processing customer orders, temporary inefficiencies in production, shipping disruptions and delayed customer invoicing were experienced. The SDR implementation changed how the Company’s client service organization produced their work and entered client orders in the new system. The client service organization spent time learning and adapting to changes causing more internal service work to be handled by sales associates, thereby negatively impacting sales productivity. These types of transition issues are common with the launch of a new ERP system. As a result, the Company incurred delayed collection of accounts receivable, higher billing and service adjustments for incorrect invoices and/or untimely mailing of customers’ advertising material, and additional costs that contributed to the lower margins realized during the second half of fiscal 2006. The Company believes it has made progress and identified and corrected many of the issues associated with the implementation of SDR and continues to work toward full stabilization.

ADVO entered into a Merger Agreement, dated as of July 5, 2006, with Valassis Communications, Inc. (“Valassis”) and its wholly-owned subsidiary, Michigan Acquisition Corporation (“Merger Sub”), pursuant to which Valassis agreed to acquire ADVO in a merger at a price of $37.00 per share in cash. On September 13, 2006, the stockholders of the Company approved the adoption of the Merger Agreement.

On August 30, 2006, Valassis filed a complaint against the Company in the Court of Chancery for New Castle County, Delaware (“Delaware Chancery Court”) seeking to rescind the Merger Agreement. On September 8, 2006, the Company filed an answer and counterclaims in response to the complaint filed by Valassis in the Delaware Chancery Court.

The Company remains committed to the transactions contemplated by the binding Merger Agreement and stands ready to close the transaction. The Company will vigorously defend itself against Valassis’ claims. Court proceedings are scheduled to begin December 11, 2006. For further detail, refer to Note 18 “Valassis Merger and Litigation” to the Consolidated Financial Statements.

The Company’s productivity was impacted by the Valassis merger announcement, the associated due diligence work, the Valassis imposed integration planning activities and most recently the litigation proceedings. Company personnel have been distracted not only by these Valassis related activities, but also have dedicated numerous hours to these processes. In fiscal 2006, the Company incurred pre-tax costs of $7.4 million related to the pending Valassis merger and litigation.

Despite all the distractions and a general downturn in the industry affecting newspapers and media services companies, the Company reported a revenue increase of 4.2% in fiscal 2006 over fiscal 2005 (2.2% adjusting for the Company’s 52-53 week accounting cycle). However, operating income and diluted earnings per share versus the prior year decreased 45.2 % and 48.0%, respectively. The Company’s results were negatively impacted by a decrease in zone products revenue, higher distribution expenses, the SDR implementation, the non-recurring charges related to its strategic initiatives, the pending Valassis merger and litigation costs and the incremental cost associated with implementation of Statement of Financial Accounting Standards No. 123r (“Statement 123r”), “Share Based Payments.”

The Company finished fiscal 2006 with a cash balance of $37.7 million and a debt balance of $124.0 million, which was essentially unchanged from the prior year. Stockholders’ equity at the end of fiscal 2006 was $204.0 million, an increase of $18.7 million over the end of fiscal 2005.

Business Outlook

The following business outlook is as of the date of this annual report and is subject to the Company’s safe harbor policy detailed above in “Forward Looking Statements.”

The Company’s fiscal 2007 plan is based on revenue generation within the Company’s existing core business. The Company plans to focus on leveraging its existing cost base and delivering profitable growth.

In fiscal 2007, the Company’s major focal point will be to maximize the profitability of its core business through the following initiatives:

•	re-launching zone products, including splitting the booking phases into two six-month periods instead of the previous process that began eighteen months in advance, this new booking process begins in January 2007;

•	continuing to partner with newspapers in geographies and in-home dates where it is strategically and financially beneficial;

•	continuing to diversify its clients and category composition by identifying and capturing opportunities outside the Company’s traditional clients and categories;

•	defining and executing the Company’s business process optimization strategy to drive greater productivity and efficiency in the organization while better leveraging investments in new technology; and

•	retaining Company personnel given the uncertainty of the outcome of the pending Valassis merger and litigation.

Also in fiscal 2007, the Company plans to move to “in-line, on-piece” addressing of its ShopWise® shared mail advertising package. The new on-package addressing will replace the detached address label currently used for most of the Company’s mailing. The Company has started to make investments in this new addressing technology by modifying its operations. The changes will help the United States Postal Service (“USPS”) reduce mail processing and delivery costs and enable the Company to continue to receive favorable rates for our customers. The Company plans to have these changes in place by May 2007 in conjunction with the new postal rate structure.

Other items of note that will affect fiscal 2007:

•	The Company expects the first quarter of fiscal 2007 to continue to be challenged by cancellations and the number of unsold pages in zone products, however, the Company is optimistic performance will begin to improve in its second fiscal quarter which is the beginning of the first semi-annual zone products booking period. The Company expects to realize the benefits of its new booking strategy in the remaining part of the fiscal year.

•	The Company expects fiscal 2007 to benefit from savings resulting from the strategic initiatives, the Southern California joint distribution agreements, graphics print outsourcing and the Memphis facility consolidation, that took place in the second half of fiscal 2006.

•	The Company will continue to incur litigation-related costs through the first half of fiscal 2007 until the pending Valassis litigation ends.

•	Although the Company has identified, corrected and addressed many of the initial SDR transitional issues associated with the implementation, the Company will continue to work toward the normalization of SDR and the elimination of transition costs.

RESULTS OF OPERATIONS

The Company’s fiscal 2006 year contains an extra week compared to the prior fiscal year as a result of the Company’s 52-53 week accounting cycle.

FISCAL 2006 COMPARED TO FISCAL 2005

Revenues

The Company reported revenues of $1,443.5 million for fiscal 2006 an increase of $57.9 million, or 4.2%, over fiscal 2005 revenues. The revenue growth was driven by volume gains in the Company’s shared mail products and in particular client supplied inserts, the pass-through of the postage rate increase, and revenue growth in its brokered distribution program, known as A.N.N.E (ADVO National Network Extension) as a direct result of an A.N.N.E. customer increasing its mailing frequency. Partially offsetting the revenue growth was a 6.4% decrease in ShopWise® wrap and Missing Child Card products (referred to collectively as “zone products”). Additionally, Company revenues were also negatively affected by the general slowdown in industry market conditions.

As planned, the Company’s 2006 fiscal year contained an additional week compared to the prior year period as a result of the Company’s 52-53 week accounting cycle. Adjusting for the additional week, revenues would have increased approximately 2.2% year-over-year.

The decrease in zone products from the comparable period in the prior year was primarily the result of high client cancellations concentrated in the telecommunications/satellite advertising category. As previously discussed in prior quarters, the Company formed a cross-functional zone products team which developed strategies focused on driving zone products revenue growth. To increase selling focus and reduce cancellations for calendar 2007, the zone product booking phase has been split into two six-month periods instead of a process that historically began eighteen months in advance. Among other things, the telecommunications/satellite advertising category has been placed later in the booking process with respect to securing inventory. Also, the team is focused on selling zone products to more clients and categories.

The Company passed through to its customers the postage rate increase, which became effective on January 8, 2006 at the beginning of its second fiscal quarter of 2006. The new rates represent approximately a 3.2% increase in the Company’s shared mail advertising piece rates.

The decrease in zone products revenue contributed, in part, to the 3.5% decrease in shared mail advertising revenue per thousand pieces to $36.01 in fiscal 2006 when compared to the same period in fiscal 2005. Also affecting shared mail advertising revenue per thousand pieces were shifts in product mix, price declines and lighter weight advertising circulars.

The Company’s key statistics for the year ended September 30, 2006 illustrate the volume growth that occurred during the year in the Company’s shared mail advertising products. Total shared mail advertising pieces delivered increased 5.9% to 36.2 billion pieces at the end of fiscal 2006 from 34.2 billion pieces at the end of fiscal 2005. Total shared mail advertising packages delivered increased 3.3% to 4.3 billion packages in fiscal 2006 from 4.2 billion packages in fiscal 2005. Average pieces per package were 8.44 pieces for fiscal 2006 versus 8.23 pieces for fiscal 2005, increasing 2.5% year-over-year. Adjusting for the additional week in fiscal 2006, shared mail advertising pieces and packages would have increased 3.8% and 1.3%, respectively, compared to fiscal 2005.

Operating Expenses

Cost of sales as a percentage of revenue was 79.1% for fiscal 2006, increasing 2.4 percentage points when compared to the same period in the prior year. In absolute terms, cost of sales for the year ended September 30, 2006, increased $78.9 million versus the prior year period.

The cost of sales increase was attributable to higher distribution costs driven by the increase in shared mail advertising packages and pieces delivered, the impact of the postal rate increase and higher distribution costs attributed to the volume increase in A.N.N.E.

Unused postage results from advertising packages not being completely filled. Unused postage as a percentage of base postage for fiscal 2006 decreased 0.6 percentage points from prior year, driven by the 2.5% increase in average pieces per package in fiscal 2006. In fiscal 2007, the Company anticipates the unused postage statistic to improve as a result of the joint distribution agreements in Southern California.

Print and production expenses also contributed to the increase in cost of sales in fiscal 2006. Print expense increased 7.3% for the year ended September 30, 2006. Print and paper costs increased in step with volume increases associated with ADVO printed advertising products. Production expenses increased 5.1% due to the increased number of packages and pieces processed in the Company’s facilities and also due to additional costs, such as temporary labor, resulting from the SDR implementation.

Selling, general and administrative costs (“SG&A costs”) were $257.6 million for fiscal 2006 increasing $13.0 million over prior year’s period. As a percentage of revenue, SG&A costs increased 0.2 percentage points to 17.8% of revenues for fiscal 2006.

The major elements driving the increase in fiscal 2006 SG&A costs were:

•	a $7.4 million increase in consulting, legal and other professional fees as a result of the pending Valassis merger and litigation;

•	a $4.6 million increase in incremental stock-based compensation expense which is discussed in more detail below;

•	a $3.2 million increase in depreciation expense primarily as a result of the implementation and activation of the SDR project; and

•	increases in travel, training, temporary labor and other costs related to the SDR implementation.

In fiscal 2006, the Company recorded $3.0 million of severance and benefits costs related to the previously announced consolidation and elimination of its Memphis production facility, the outsourcing of its graphics print production and the Southern California joint distribution newspaper agreements. In fiscal 2005, SG&A costs included a $3.5 million charge related to a realignment of the organization to refocus its internal resources.

Increased SG&A costs for fiscal 2006 were offset by a decrease in sales commission expense resulting from the unachieved revenue targets for the sales organization.

Bad debt expense was $6.8 million for fiscal 2006, decreasing $2.8 million from the prior year due to lower trended write-offs and fewer bad debts in the current year.

As noted above, SG&A costs also increased for the year due to incremental stock-based compensation expense as a result of the adoption of Statement 123r. In total, incremental stock-based compensation costs were $5.3 million ($4.6 million in SG&A costs and $0.7 million in cost of sales) for the year ended September 30, 2006.

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

At the beginning of the fiscal year, the Company reviewed its equity compensation program to determine the most appropriate equity award vehicles based on Company objectives and new accounting and regulatory rules. Stock ownership guidelines, award types and amounts, as well as, eligibility requirements were also reviewed to ensure market competitiveness. As a result of this review, the Company modified its equity compensation structure and in January 2006 began granting a mix of stock options and restricted stock to all stock eligible associates. The mix of stock options and restricted stock varies by organizational role. Previously, restricted stock awards were only granted to senior executives and Board of Directors members.

Unrecognized stock-based compensation cost for unvested stock option awards was $9.1 million at September 30, 2006 and is expected to be recognized over a weighted average period of approximately 2.5 years. Unrecognized stock-based compensation cost for restricted stock was $6.4 million at September 30, 2006 and is expected to be recognized over a weighted average period of approximately 1.9 years.

Operating Income

The Company reported operating income of $37.9 million for the year ended September 30, 2006 versus $69.1 million for the same period of the prior year. As a percentage of revenue, the Company’s operating margins decreased 2.4 percentage points due to the following: transitional issues and costs associated with the SDR implementation; merger and litigation costs; lower zone products revenue; incremental stock-based compensation expense as a result of the adoption of Statement 123r; and increased distribution costs. The Company, like other newspaper and media service companies in its print industry, was not isolated from the negative industry margin declines which occurred during the second half of the fiscal year.

For the fourth quarter of fiscal 2006, the Company reported an operating loss of $5.7 million. The fiscal 2006 fourth quarter operating loss was impacted by the circumstances that have been discussed and detailed above that affected the year-to-date period, including the negative print industry margin decline. The fourth quarter impact of these circumstances which led to the $19.8 million decrease in operating income versus the prior year are as follows:

•	$6.3 million of billing adjustments to third quarter customer invoices that were associated with the difficulties encountered with the SDR implementation in the third quarter (for further detail, refer to Note 19 “Quarterly Financial Data (Unaudited)” to the Consolidated Financial Statements);

•	$5.7 million decrease in zone products revenue;

•	$4.5 million of merger and litigation related expenses;

•	$1.7 million increase in depreciation expense primarily due to the activation and implementation of SDR;

•	$1.5 million related to the three strategic initiatives; and

•	$1.4 million of incremental stock-based compensation expense related to the adoption of Statement 123r.

Interest Expense

For the year ended September 30, 2006, interest expense was $9.5 million compared to $6.9 million for the prior year period. This increase is due to the combination of increased borrowings during the year along with higher market rates of interest in fiscal 2006. The increased borrowings were primarily due to SDR transitional issues which resulted in an increase in accounts receivable that in turn negatively affected cash flow from operations requiring the Company to borrow against its revolving line of credit. At September 30, 2006, the balance in the revolving line of credit was zero. The Company’s average interest rate in fiscal 2006 was 7.1% compared to 5.5% in fiscal 2005. The average outstanding debt balance was $133.1 million during fiscal 2006 versus $125.0 million during fiscal 2005.

Equity Earnings in Joint Ventures

The Company owns a 50% interest in Detroit Weekend Direct (“DWD”) and New England Direct (“NED”) and accounts for these interests under the equity method. These joint ventures with specific metropolitan newspapers create integrated print advertising solutions by combining targeted direct mail with newspaper distribution. The Company’s equity earnings in joint ventures were $3.3 million for fiscal 2006 versus $2.0 million for fiscal 2005.

Income Taxes

The Company’s effective tax rate for fiscal 2006 was 35.1% versus 37.5% in fiscal 2005. The fiscal 2006 tax rate was lower due, in part, to the initial application of a favorable deduction for qualified domestic production activities under Internal Revenue Code Section 199 and an adjustment for revaluing the Company’s deferred tax accounts for the newly enacted Texas Margin Tax.

Earnings Per Share

The Company reported diluted earnings per share of $0.66 for the 2006 fiscal year compared to $1.27 for the 2005 fiscal year. Fiscal 2006 diluted earnings per share were affected negatively by the decline in the Company’s operating margin as discussed above. Specifically, fiscal 2006 diluted earnings per share were negatively affected $0.06 by the strategic initiatives, $0.11 by the adoption of Statement 123r and $0.15 by the Valassis merger and litigation related costs.

FISCAL 2005 COMPARED TO FISCAL 2004

Revenues

Full-year fiscal 2005 revenues increased $139.8 million to $1,385.6 million over full-year fiscal 2004 revenues of $1,245.8 million. The double-digit revenue growth of 11.2% was predominantly the result of increased volume in the Company’s shared advertising products with new and existing clients. Nearly every region of the country and virtually all of the Company’s top ten retail-advertising categories experienced revenue growth. The Company’s volume growth was primarily attained through improved business in existing markets and increased frequency of mailings as a result of the Company’s ongoing market expansion programs, which commenced late in the fourth quarter of fiscal 2004. The market expansion programs included offering second weekly advertising programs on alternative days of the week in Southern California and Pittsburgh markets.

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

Slightly offsetting the year-over-year revenue growth was a 2.5% decrease in revenue per thousand pieces of $37.31 in fiscal 2005 from $38.28 in fiscal 2004. This decrease resulted from shifts in overall product mix to lower margin products and a decrease in product weights associated with the weight of customers’ preprint circulars.

For fiscal 2005 average pieces per package decreased 1.2% from 8.33 pieces in fiscal 2004 to 8.23 pieces. The Company’s market expansion programs led to increases in the overall number of shared mail advertising packages delivered, which diluted the Company’s average number of pieces per package. Lower pieces per package are traditionally experienced within the industry during the early stages of a market expansion program until sales and marketing efforts are realized and the packages are completely filled. Throughout fiscal 2005 the Company’s trended average pieces per packages improved sequentially during each reporting period in fiscal 2005. Average pieces per package ran unfavorably to the prior year in the first and second quarters of fiscal 2005 by approximately 3.0%; essentially flat in the third quarter; and favorable to the prior year in the fourth quarter; resulting in an overall 1.2% decrease in fiscal 2005 from fiscal 2004 levels.

Total shared mail advertising packages and pieces delivered under the market expansion programs were 2.7 billion pieces and 0.5 billion packages for fiscal 2005. Excluding the unfavorable effect experienced as a result of the startup of the market expansion programs, total shared mail advertising packages and total shared mail advertising pieces increased 2.9% and 6.2%, respectively, over the prior fiscal year. These results demonstrate the continued growth in the Company’s core advertising business, outside of the market expansion programs.

Operating Expenses

Cost of sales for the year ended September 24, 2005 increased $146.6 million to $1,062.4 million against fiscal 2004 . This increase was mainly attributed to the distribution, printing and production costs associated with the volume growth in shared advertising packages and pieces delivered.

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

For fiscal 2005 gross margin decreased 3.2 percentage points when compared to fiscal 2004. This decline in gross margin was largely due to the postage costs associated with the market expansion programs, particularly the Southern California market, and to a lesser extent, to the shift in overall product mix to lower margin products.

Selling, general and administrative costs, (“SG&A costs”) increased $2.3 million for the fiscal year ended September 24, 2005 when compared to the same period of the prior year. As a percentage of revenue, SG&A costs were 17.6% for fiscal 2005 compared to 19.4% for fiscal 2004. The components of the increase in SG&A costs included the following:

•	a $6.3 million increase in commissions paid as a result of revenue growth and higher sales incentives;

•	a $2.8 million increase in employee benefit costs resulting from rising health and medical costs;

•	a $2.5 million decrease in incentive compensation because the Company did not reach its performance goals;

•	a $1.0 million decrease in consulting costs due to the termination of certain consulting costs projects performed in the prior year; and

•	a $3.3 million decrease in various miscellaneous costs, including lower amortization of aircraft rights as a result of the sale of those rights, fewer legal settlements, and decreased insurance premiums for directors and officers as a result of Company instituted coverage changes.

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

Bad debt expense was $9.6 million for fiscal 2005, which represents a $2.8 million increase over the prior year. This increase was primarily due to experience with specific customers in the Company’s satellite category. Bad debts expense as a percentage of revenues was 0.7% in fiscal 2005 versus 0.5% in fiscal 2004.

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

Operating Income

The Company reported operating income of $69.1 million for fiscal 2005, which represented a decrease of $11.9 million from fiscal 2004 operating income of $81.0 million. As a percentage of revenue, operating income decreased 1.5 percentage points to 5.0% versus 6.5% in fiscal 2004. This decrease in operating margin was largely due to the additional distribution expenses related to the market expansion programs, particularly in the Southern California market. The year-over-year impact to operating income specifically attributable to the Southern California market was a loss of $28.9 million.

Interest Expense

Even though the Company’s average outstanding debt balance decreased in fiscal 2005 versus fiscal 2004, the Company incurred increased interest expense of $1.5 million to $6.9 million when compared to fiscal 2004, primarily due to higher market interest rates. The Company’s average interest rate in fiscal 2005 was 5.5% compared to 3.9% in fiscal 2004. The average outstanding debt balance was $125.0 million during fiscal 2005 versus $138.3 million during fiscal 2004.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ Equity

Stockholders’ equity was $204.0 million at September 30, 2006, increasing $18.7 million from September 24, 2005. The equity growth in 2006 was comprised of $20.8 million of net income, $4.2 million of employee stock plan activity and the related tax benefits and $8.0 million of stock-based compensation. Offsetting these increases were treasury stock purchases of $0.8 million related to elections by employees to satisfy tax withholding requirements for stock option exercises and quarterly cash dividends totaling $13.9 million.

Liquidity and Capital Resources

The following table summarizes selected measures of liquidity and capital resources.

(In millions)	September 30, 2006	September 24, 2005
Cash and cash equivalents	$37.7	$46.2
Cash generated from operating activities	$45.3	$70.2
Working capital	$143.3	$126.0
Working capital ratio	2.02	2.08
Total debt	$124.0	$124.9

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

A customer in the Company’s telecommunications/satellite retail advertising category did not submit payments to the Company in a timely manner from the end of November 2005 to mid-February 2006. In order to facilitate the collection of this receivable, the Company entered into an installment payment plan agreement whereby this customer will pay its past due balance over approximately 2 years. Since mid-February 2006, the Company’s future business with the customer is being executed on a prepayment basis. As of September 30, 2006, the Company has received prepayments totaling approximately $1.8 million for future jobs.

The Company will continue to monitor the status of its receivable related to prior advertising services taking into account any changes to the customer’s situation. During the fourth quarter of fiscal 2006, the Company reassessed the collectibility of this receivable and recorded a $1.4 million allowance, in addition to the previously recorded allowance of $2.5 million. At September 30, 2006, the Company believes it has properly accounted for the probable loss on the ultimate collection of this receivable. The Company’s net accounts receivable balance from this customer for prior advertising services was $1.8 million at September 30, 2006.

Based on current earnings projections and the prevailing economic conditions for customer demand, the Company believes that over the next twelve months it will have sufficient liquidity from cash and cash equivalents, cash flow from operating activities and borrowings from unused commitments on its revolving line of credit to fund its operations and working capital requirements as currently planned, its capital plan expenditures, interest payments on its indebtedness, contractual obligations, investments in additional advertising programs and certain professional fees and related expenses in connection with the pending Valassis merger and litigation. Pursuant to the terms of the Merger Agreement between ADVO and Valassis, ADVO will not pay additional dividends prior to the closing of the merger.

The Company’s revolving line of credit matures in December 2007. If the Merger Agreement is not consummated, the Company intends to enter into a new revolving line of credit or renegotiate the terms and extend the maturity date of the existing revolving line of credit.

Sources and Uses of Cash

As of September 30, 2006, cash and cash equivalents were $37.7 million, decreasing $8.5 million from cash and cash equivalents at September 24, 2005. This decrease was comprised of $45.3 million of cash provided by operating activities offset by $43.5 million and $10.3 million of cash used for investing and financing activities, respectively.

Operating Activities

Net cash provided by operating activities for the year ended September 30, 2006 was $45.3 million versus $70.2 million for the year ended September 24, 2005. The $24.9 million year-over-year decrease was attributed to changes within working capital assets and liabilities, mainly the increase in accounts receivable. Also contributing was the decrease in net income and changes in non-cash charges to earnings, specifically, deferred income taxes as a result of the adoption of Statement 123r.

The increase in accounts receivable is partly due to the residual effects of the SDR implementation. The SDR implementation resulted in a significant number of invoices being mailed in the last two weeks of the third quarter. During the post-implementation period, the Company focused on ensuring the accuracy of invoices and responding to customer inquires, which took time away from collection efforts.

The delay in processing customer invoices negatively impacted operating cash flow as the Company’s outstanding accounts receivable balance increased as a result of the Company’s inability to timely collect the affected receivables. During this period of lower operating cash flow, the Company borrowed under its revolving line of credit in order to meet its cash requirements. At September 30, 2006, the revolving line of credit was zero since the Company paid off the amount borrowed during the previous quarter.

In addition to the change in accounts receivable, other principal working capital requirements which directly affected net cash provided by operating activities were as follows:

•	a decrease in prepaid postage due to the timing of postage payments to the United States Postal Service;

•	an increase in customer advances due to prepayments received from customers in the Company’s telecommunications/satellite retail advertising category. Since the Company was experiencing collection issues with certain of these customers, the Company modified their payment terms. These specific customers must now prepay for future services. In addition, the Company received a customer advance from one of its largest customers; and

•	an increase in other liabilities primarily due to increases in deferred rent resulting from new leases entered into by the Company. Deferred rent payable represents the difference between rent expense recorded on a straight-line basis on the balance sheet versus rent expense paid in accordance with the lease terms.

For the period ended September 24, 2005, net cash provided by operating activities was $70.2 million versus $95.0 million for the period ended September 25, 2004. The Company’s earnings, which are the primary driver of cash provided by operating activities, decreased $8.8 million. In addition, the year-over-year decline was attributed to changes within working capital assets and liabilities.

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

Investing Activities

Investing activities, primarily for capital expenditures, for the year ended September 30, 2006 totaled $43.5 million versus $52.5 million for the year ended September 24, 2005.

For the year ended September 30, 2006, capital expenditures included:

•	$20.9 million for software development, $18.0 million related to the Company’s SDR project and $2.9 million for other software development projects;

•	$13.5 million for various production equipment including Alphaliners (computerized mail sorters);

•	$5.1 million for computer hardware and upgrades to existing software; and

•	$3.1 million for leasehold improvements at certain of the Company’s production facilities.

Property, plant and equipment expenditures for fiscal 2005 included the following:

•	$25.2 million for software development for the Company’s SDR project;

•	$10.1 million for various production equipment including Alphaliners;

•	$9.7 million for computer hardware and upgrades to existing software; and

•	$6.2 million for leasehold improvements at certain of the Company’s production facilities.

The Company’s fiscal 2007 capital plan estimates capital expenditures to be approximately $45.0 million. Historically, cash from operating activities has been sufficient to cover the financing of these capital expenditures. The Company expects this trend will continue and that cash from operating activities will be sufficient to cover future capital expenditures.

Financing Activities

Net cash used for financing activities for the year ended September 30, 2006 was $10.3 million versus $1.8 million for the year ended September 24, 2005.

The primary use of cash for net financing activities during fiscal 2006 was $13.9 million for quarterly cash dividends. This was offset partially by $4.4 million of proceeds from the exercise of stock options and the related tax benefit.

Net cash used by financing activities was $1.8 million in fiscal 2005 and included cash inflows of $13.4 million of proceeds from the exercise of stock options. This cash inflow was offset by cash outflows of $1.6 million for treasury stock transactions pursuant to elections by employees to satisfy tax withholding requirements and cash dividends totaling $13.7 million that were paid quarterly throughout fiscal 2005.

The Company’s aggregate principal amount of its credit facilities total $275 million and includes the private placement of $125 million senior secured notes with several institutional investors and a $150 million revolving line of credit (“revolver”) with a syndicate of banks.

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

At September 30, 2006, the senior secured notes accounted for the entire outstanding debt balance of $125.0 million. There was no outstanding balance on the revolving line of credit. The Company anticipates it will be able to meet its debt obligations through internally generated funds from operations.

The Company pays fees on the unused commitments at a rate ranging from 0.20% to 0.40% depending on the Company’s debt ratio, as defined in the definitive agreement governing the revolver. At September 30, 2006, there was $138.6 million available for future borrowings, which reflects $11.4 million utilized by letters of credit under separate agreements related to the Company’s workers’ compensation program.

The Company capitalized $2.2 million of debt issue costs during fiscal 2004 directly associated with the issuance of the new facilities. These costs are included in other assets and are being amortized either over the ten-year life of the senior secured notes or over the four-year life of the revolver, whichever is applicable.

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

Contractual Obligations

As discussed in Note 18 “Valassis Merger and Litigation” to the Consolidated Financial Statements, the Company entered into a Merger Agreement with Valassis, who subsequently filed a lawsuit to rescind the Merger Agreement. The Company filed an answer and counterclaims. Court proceedings are scheduled to begin December 11, 2006. The Company has paid and will be obligated to pay certain professional fees and related expenses in connection with the proposed merger with Valassis, whether or not the transaction is completed.

A summary of the Company’s other contractual obligations is as follows:

(in millions)	Payments due by period
Contractual Obligations	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years	Total
Long-Term Debt Obligations (1)	$(1.0)	$—	$—	$125.0	$124.0
Operating Lease Obligations (2)	15.3	33.7	17.2	18.2	84.4
Purchase Obligations (3)	20.8	17.8	—	—	38.6

Total	$35.1	$51.5	$17.2	$143.2	$247.0

(1)	Long-Term Debt Obligations reflect the Company’s $125.0 million senior secured notes. The amount of $(1.0) million listed in the “less than one year” category represents the fair value of the Company’s fixed to floating interest rate swap agreement at September 30, 2006. For further detail, refer to Note 8 “Financing Arrangements” to the Consolidated Financial Statements.
(2)	Operating Lease Obligations reflect payment obligations under a lease classified as an operating lease pursuant to FASB Statement No. 13 “Accounting for Leases.” The Company has property and equipment operating lease agreements. For further detail, refer to Note 14 “Commitments and Contingencies” to the Consolidated Financial Statements.
(3)	Purchase Obligations reflect payment obligations to International Business Machines (“IBM”) for information technology services. Purchase obligations for paper, print services and graphic print production services, which are cancelable, are not included in the table. Purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which the Company is liable under purchase orders are reflected in the Company’s Consolidated Balance Sheets as “accounts payable” or “accrued other expenses.” For further detail, refer to Note 14 “Commitments and Contingencies” to the Consolidated Financial Statements.

On April 24, 2006, the Company entered into a cancelable, five-year master services agreement with Affinity Express, Inc. (“AEI”). Pursuant to the agreement, the Company outsourced its graphics print production services. These services, which were performed by the Company as part of its internal operations, will be transitioned to AEI in a multi-phase implementation process to ensure quality. Ultimately, the Company expects that substantially all of the graphics print production services will be performed offshore in India by an affiliate of AEI. During the transition period, the Company will pay AEI monthly fees in accordance with the agreement. The Company is currently modifying the terms of this agreement with respect to fee structure and to extend the transition period through December 2007. The Company estimates total fiscal 2007 payments will be approximately $2.2 million and expects future payments in subsequent years to be approximately $4.0 million per year subject to the terms and conditions of the agreement.

The Company has outstanding letters of credit of approximately $11.4 million under separate agreements expiring in April 2007, primarily relating to its workers’ compensation program.

MARKET RISK

The Company’s interest expense is sensitive to changes in interest rates. In this regard, changes in interest rates affect the interest paid on its debt. To mitigate the impact of interest rate fluctuations, the Company maintains interest rate swap agreements.

The Company entered into one interest rate swap agreement with a notional amount of $25 million to swap a portion of the 5.71% fixed rate interest on the Company’s $65 million senior secured notes for variable rate interest. At September 30, 2006 and September 24, 2005, the fair market value of this agreement was a loss of $1.0 million and $0.1 million, respectively. This fair value hedge expires on December 4, 2013.

The Company entered into three separate four-year interest rate swap agreements with notional amounts totaling $25 million to swap a portion of the variable rate interest on the Company’s $60 million senior secured notes for fixed rate interest. The start and maturity dates of these agreements are detailed in Note 8 “Financing Arrangements” to the Company’s Consolidated Financial Statements. At September 30, 2006, the fair market value of the agreements in effect was a gain of $0.1 million and a loss of $0.3 million at September 24, 2005.

If interest rates should change by 2 percentage points in fiscal 2007 from those rates in effect at September 30, 2006, interest expense would increase/decrease by approximately $1.4 million. These amounts are determined by considering the hypothetical interest rates on the Company’s borrowing cost. The sensitivity analysis also assumes no changes in the Company’s financial structure.

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

Valuation of goodwill and intangible assets

Goodwill represents the excess purchase price paid over the fair value of net assets acquired in connection with the purchase of a business. The Company is required to test goodwill annually for impairment. Impairment exists when the carrying amount of goodwill exceeds its fair market value. The Company’s goodwill impairment test was performed by comparing the net present value of projected cash flows to the carrying value of goodwill. The Company utilized discount rates determined by management to be similar with the level of risk in the current business model. The Company performed the annual impairment testing during the first quarter of fiscal 2006 and determined that no impairment of goodwill exists. Although not expected to change, if the assumptions the Company made regarding estimated cash flows, such as future operating performance and other factors used to determine the fair value, are less favorable than expected, the Company may be required to record an impairment charge.

Revenue Recognition

Revenues are recognized when persuasive evidence of a sales arrangement exists and when services are rendered. The Company’s services are considered rendered when all printing, sorting, labeling and ancillary services have been provided and the package has been shipped and accepted by the United States Postal Service.

There is no risk pertaining to customer acceptance and the sales arrangement specifies a fixed and determinable price and collectibility is reasonably assured. The Company provides for an allowance for sales adjustments to estimate claims resulting from billing and sales adjustments in the event of incorrect invoicing, pricing disputes or untimely mailings of customers’ advertising material. The amount of this reserve is evaluated monthly taking into account historical trends, specific items and trended sales adjustments.

Stock-based Compensation

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is currently evaluating the impact this interpretation will have on its financial statements, which would be effective at the beginning of its fiscal 2008.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“Statement 158”). Statement 158 requires employers to recognize the funded status of pension and other post retirement benefit plans on the balance sheet. Statement 158 does not change the amounts recognized in the income statement as net periodic benefit cost. Statement 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact that adopting Statement 158 will have on its financial condition.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ADVO, Inc.

We have audited the accompanying consolidated balance sheets of ADVO, Inc. as of September 30, 2006 and September 24, 2005, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADVO, Inc. at September 30, 2006 and September 24, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective September 25, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ADVO, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 1, 2006 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Hartford, Connecticut

December 1, 2006

ADVO, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)	Year ended September 30, 2006	Year ended September 24, 2005	Year ended September 25, 2004
Revenues	$1,443,537	$1,385,642	$1,245,838
Costs and expenses:
Cost of sales	1,141,283	1,062,382	915,767
Selling, general and administrative	257,585	244,552	242,256
Provision for bad debts	6,776	9,610	6,837

Operating income	37,893	69,098	80,978
Interest expense	(9,455)	(6,897)	(5,364)
Debt issue costs associated with debt retirement	—	—	(1,401)
Equity earnings in joint ventures	3,276	2,029	2,601
Other income (expense), net	351	(306)	(682)

Income before income taxes	32,065	63,924	76,132
Provision for income taxes	11,268	23,971	27,408

Net income	$20,797	$39,953	$48,724

Earnings per share:
Basic earnings per share	$0.66	$1.29	$1.61
Diluted earnings per share	$0.66	$1.27	$1.59

Dividends declared per share	$0.44	$0.44	$0.44

Weighted average basic shares	31,376	30,998	30,193
Weighted average diluted shares	31,573	31,378	30,680

See accompanying Notes to Consolidated Financial Statements.

ADVO, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2006	September 24, 2005
Assets
Current assets:
Cash and cash equivalents	$37,721	$46,238
Accounts receivable, less allowances of $13,386 in 2006 and $7,543 in 2005	210,039	162,542
Inventories	3,948	2,500
Prepaid postage	7,002	10,747
Prepaid expenses and other current assets	6,508	6,360
Federal and state income taxes receivable	4,677	2,884
Deferred income taxes	13,358	10,996

Total Current Assets	283,253	242,267

Property, plant and equipment—net	194,609	194,003
Investment in deferred compensation plan	16,462	15,134
Goodwill	22,890	22,824
Other assets	3,424	4,502

Total Assets	$520,638	$478,730

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,041	$55,276
Accrued compensation and benefits	29,951	27,919
Customer advances	25,819	7,302
Federal and state income taxes payable	2,467	325
Accrued other expenses	26,699	25,468

Total Current Liabilities	139,977	116,290

Long-term debt	123,974	124,867
Deferred income taxes	23,109	29,641
Deferred compensation plan	17,451	16,172
Other liabilities	12,146	6,475

Total Liabilities	316,657	293,445

Stockholders’ equity
Preferred Stock, $.01 par value (Authorized 5,000,000 shares, none issued)	—	—
Common Stock, $.01 par value (Authorized 80,000,000 shares, issued 32,075,347 in 2006 and 31,719,419 in 2005)	321	317
Additional paid-in capital	188,841	180,510
Unamortized deferred compensation	—	(3,846)
Accumulated earnings	24,063	17,182
Less shares of common stock held in treasury at cost, 286,745 in 2006 and 260,104 in 2005	(8,949)	(8,124)
Less shares of common stock held in deferred compensation trust	(988)	(1,038)
Accumulated other comprehensive income	693	284

Total Stockholders’ Equity	203,981	185,285

Total Liabilities and Stockholders’ Equity	$520,638	$478,730

See accompanying Notes to Consolidated Financial Statements.

ADVO, Inc.

Consolidated Statements of Cash Flows

(In thousands)	Year ended September 30, 2006	Year ended September 24, 2005	Year ended September 25, 2004
Cash flows from operating activities:
Net income	$20,797	$39,953	$48,724
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	42,968	38,359	35,901
Stock-based compensation	7,996	2,666	1,699
Amortization of debt issue costs	554	554	627
Deferred income taxes	(9,050)	8,678	2,810
Provision for bad debts	6,776	9,610	6,837
Equity earnings from joint ventures	(3,276)	(2,029)	(2,601)
Debt issue costs associated with debt retirement	—	—	1,401
Other	(32)	(10)	57
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(54,452)	(22,366)	(34,408)
Inventories	(1,446)	(373)	371
Prepaid postage	3,745	(9,404)	(584)
Prepaid expenses and other current assets	(147)	85	3,234
Investment in deferred compensation plan	(61)	(445)	(491)
Other assets	636	1,811	3,917
Accounts payable	(26)	3,254	15,385
Accrued compensation and benefits	2,019	(156)	2,769
Deferred compensation plan	61	445	491
Customer advances	18,514	(1,353)	3,653
Federal and state income taxes payable	173	(3,638)	(954)
Other liabilities	6,364	2,621	3,580
Distributions from equity joint ventures	3,164	1,963	2,559

Net cash provided by operating activities	45,277	70,225	94,977

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(219)	(220)
Expenditures for property, plant and equipment	(44,051)	(54,910)	(70,955)
Proceeds from disposals of property, plant and equipment	518	232	97
Proceeds from sale of aircraft rights	—	2,350	—

Net cash used by investing activities	(43,533)	(52,547)	(71,078)

Cash flows from financing activities:
Payments on term loan	—	—	(101,250)
Revolving line of credit—net	—	—	(29,000)
Proceeds on private placement notes	—	—	125,000
Proceeds from exercise of stock options	3,799	13,406	15,230
Tax benefit from stock transactions	562	—	—
Treasury stock transactions related to stock awards	(825)	(1,577)	(5,179)
Payment of debt issue costs	—	—	(2,213)
Cash dividends paid	(13,877)	(13,650)	(13,274)

Net cash used by financing activities	(10,341)	(1,821)	(10,686)

Effect of exchange rate changes on cash and cash equivalents	80	97	59

Change in cash and cash equivalents	(8,517)	15,954	13,272

Cash and cash equivalents at beginning of year	46,238	30,284	17,012

Cash and cash equivalents at end of year	$37,721	$46,238	$30,284

See accompanying Notes to Consolidated Financial Statements.

ADVO, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common stock		Additional paid-in capital	Unamortized deferred compensation	Accumulated earnings (deficit)	Treasury stock		Stock held in deferred compensation trust	Accumulated other comprehensive income (loss)	Total stockholders’ equity
(In thousands)	Shares	Amount				Shares	Amount
Balance—September 27, 2003	20,042	$200	$137,252	$(1,628)	$(44,384)	(80)	$(1,716)	$(811)	$155	$89,068
Components of comprehensive income (loss):
Net income					48,724					48,724
Unrealized loss on derivative instruments, net of taxes									(370)	(370)
Cumulative translation adjustment									101	101

Total comprehensive income										48,455
Treasury stock transactions related to stock awards						(147)	(5,179)			(5,179)
Activity in deferred compensation trust								(210)		(210)
Cancellation of restricted stock	(24)		(662)	662						—
Grants of restricted stock	82	1	2,636	(2,612)						25
Exercise of stock options, net of shares tendered	911	9	14,873			12	348			15,230
Tax effect—employee stock plans			6,046							6,046
Stock split (three-for-two)	10,010	100			(100)					—
Cash dividends declared ($0.44 per share)					(13,313)					(13,313)
Stock based compensation expense				1,699						1,699

Balance—September 25, 2004	31,021	$310	$160,145	$(1,879)	$(9,073)	(215)	$(6,547)	$(1,021)	$(114)	$141,821
Components of comprehensive income:
Net income					39,953					39,953
Unrealized gain on derivative instruments, net of taxes									197	197
Cumulative translation adjustment									201	201

Total comprehensive income										40,351
Treasury stock transactions related to stock awards						(45)	(1,577)			(1,577)
Activity in deferred compensation trust								(17)		(17)
Cancellation of restricted stock	(26)		(798)	798						—
Grants of restricted stock	165	1	5,431	(5,431)						1
Exercise of stock options, net of shares tendered	559	6	13,400							13,406
Tax effect—employee stock plans			2,332							2,332
Cash dividends declared ($0.44 per share)					(13,698)					(13,698)
Stock based compensation expense				2,666						2,666

Balance—September 24, 2005	31,719	$317	$180,510	$(3,846)	$17,182	(260)	$(8,124)	$(1,038)	$284	$185,285
Components of comprehensive income:
Net income					20,797					20,797
Unrealized gain on derivative instruments, net of taxes									240	240
Cumulative translation adjustment									169	169

Total comprehensive income										21,206
Treasury stock transactions related to stock awards						(27)	(825)			(825)
Activity in deferred compensation trust								50		50
Cancellation of restricted stock	(6)									—
Grants of restricted stock	202	2								2
Exercise of stock options, net of shares tendered	160	2	3,797							3,799
Tax effect—employee stock plans			384							384
Cash dividends declared ($0.44 per share)					(13,916)					(13,916)
Stock based compensation expense			7,996							7,996
Reclassification due to adoption of Statement 123r			(3,846)	3,846						—

Balance—September 30, 2006	32,075	$321	$188,841	—	$24,063	(287)	$(8,949)	$(988)	$693	$203,981

See accompanying Notes to Consolidated Financial Statements.

ADVO, Inc.

Notes to Consolidated Financial Statements

Note 1:    Business

Organization    ADVO, Inc. (“ADVO” or the “Company”) is a direct mail media company which operates under one segment and is primarily engaged in soliciting and processing printed advertising from retailers, manufacturers and service companies for targeted distribution by both shared and solo mail to consumer households in the United States and Canada on a national, regional and local basis. The Company has several newspaper distribution agreements that offer clients an integrated print advertising solution by combining targeted direct mail with newspaper distribution.

ADVO’s direct mail products and services include shared mail and solo mail. ADVO also provides ancillary services to complement its direct mail programs. The Company’s predominant source of revenue is from its shared mail programs. In these programs, the advertisements of a number of advertisers are combined in a single mail package. This offers the features of penetration and targeted marketing at a significant cost reduction when compared to mailing on an individual or solo mail basis. The Company’s client base consists principally of national and local grocers, quick serve restaurants, drug stores, discount and department stores, telecommunications/satellite companies, home furnishings and other retailers.

Note 2:    Summary of Accounting Policies

Principles of Consolidation    The consolidated financial statements include the accounts of ADVO and its subsidiaries. All significant intercompany transactions and balances among ADVO and its subsidiaries have been eliminated.

The Company’s investments in joint ventures which are not “majority owned” or controlled are accounted for under the equity method. The Company’s portion of the earnings or losses in the joint ventures is recorded on the Consolidated Statement of Operations.

ADVO’s fiscal closing date is the last Saturday in September. The fiscal year includes operations for a 53-week period in 2006 and a 52-week period in 2005 and 2004. The third fiscal quarter of 2006 contained a planned extra week versus the prior year period due to the Company’s 52/53 week fiscal year.

Business Segment Reporting    ADVO operates in one reportable segment, direct mail. Approximately 99.4% of the Company’s fiscal 2006 revenues were generated in the United States and essentially all assets are located in the United States.

In fiscal 2006, 2005 and 2004, no one customer accounted for more than approximately 6% of the Company’s sales.

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

Long-Lived Assets    Property, plant and equipment are recorded at cost and include amounts associated with the development of software for internal use. Depreciation and amortization are computed generally by the straight-line method over the estimated useful lives of the respective assets or over the terms of the related leases for leasehold improvements. The Company continually monitors its property, plant and equipment assets for impairment. In determining whether any impairment losses have occurred, the Company evaluates the expected cash flows, on an undiscounted basis, of the underlying assets.

Goodwill and Other Intangibles    Intangible assets that have a finite life are amortized over their useful lives. Goodwill is tested for impairment at least annually in the first quarter of each fiscal year. Fair value has been determined using the discounted cash flow methodology. The Company has determined that no impairment of goodwill exists in fiscal 2006, 2005 and 2004.

Recognition of Revenues and Accounts Receivable    Revenues and accounts receivable are recognized when persuasive evidence of a sales arrangement exists and when services are rendered. The Company’s services are considered rendered when all printing, sorting, labeling and ancillary services have been provided and the package has been shipped and accepted by the United States Postal Service. There is no risk pertaining to customer acceptance and the sales arrangement specifies a fixed and determinable price and collectibility is reasonably assured. Credit is extended based on an evaluation of each customer’s financial condition; generally collateral is not required. Revenues are presented in the financial statements net of sales allowances and adjustments. Accounts receivable are presented in the financial statements net of allowances.

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

Derivative Instruments    The Company uses derivative instruments to manage exposure to interest rate risks related to a portion of its outstanding debt. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The Company’s derivative instruments are considered “effective” under Statement of Financial Accounting Standards (“Statement”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For derivative instruments designated as fair-value hedges, changes in the fair value are recognized in earnings as an offset to the changes in the fair value of the exposures being hedged. For a derivative instrument designated as cash-flow hedges, changes in the fair value are deferred in accumulated other comprehensive income and recognized in earnings as the hedged transactions occur. See Note 8 for additional details on the derivative terms.

Stock-Based Compensation    In the first quarter of fiscal 2006, the Company adopted Statement No. 123r, “Share Based Payments” (“Statement 123r”). Prior to fiscal 2006, the Company accounted for stock awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Accordingly, compensation cost was recognized only for those arrangements, such as restricted stock, where the quoted market price of the stock at the grant date was in excess of the amount the employee was required to pay to acquire the stock. Prior to fiscal 2006, no compensation expense was recognized for stock options granted to employees because all stock options granted had exercise prices equal to the market price of the underlying common stock on the date of the grant. The unamortized deferred compensation balance of $3.8 million as of September 24, 2005, which was accounted for under APB 25, was reclassified to additional paid-in capital upon adoption of Statement 123r.

Statement 123r requires all share-based payments, including grants of stock options, to be recognized in the Consolidated Statement of Operations as an operating expense, based on their fair values on the grant date, over the requisite service period. The Company elected to adopt Statement 123r under the modified-prospective transition method. Prior period stock option financial information was valued using the Black-Scholes option- pricing model. The Company is not required to restate prior periods. Under this transition method, stock-based compensation expense for the year ended September 30, 2006 includes:

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

Compensation expense for stock-based awards is recognized in the Consolidated Statement of Operations in cost of sales and general and administrative expenses. For the years ended September 30, 2006, September 24, 2005 and September 25, 2004, the Company’s total stock-based compensation expense was $8.0 million ($5.2 million, net of tax), $2.7 million ($1.7 million, net of tax) and $1.7 million ($1.1 million, net of tax), respectively.

The incremental stock-based compensation expense resulting from the adoption of Statement 123r was $5.3 million ($3.5 million, net of tax or $0.11 for both basic and diluted earnings per share) for the year ended September 30, 2006. For periods prior to the adoption of Statement 123r, the Company followed APB 25 and recorded stock-based compensation expense for restricted stock grants only.

The Company recognizes compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award. The estimated forfeiture rate was based on historical experience during the preceding nine fiscal years to which standard actuarial probabilities have been applied. The Company applied the forfeiture rate in calculating the expense related to stock-based compensation for both the stock option awards granted prior to, but not vested as of, September 25, 2005, as well as stock option awards granted subsequent to September 25, 2005. Per the provisions of Statement 123r, expense is recognized only for those awards expected to fully vest. If actual forfeitures differ from the estimates, a revision to the forfeiture rate will be necessary.

Prior to adopting Statement 123r, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. Statement 123r requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow. As a result of adopting Statement 123r, $0.6 million of excess tax benefits for the year ended September 30, 2006 have been classified as a financing cash inflow. The actual net income tax benefit realized for stock-based compensation arrangements was $0.4 million, $2.3 million and $6.0 million for the years ended September 30, 2006, September 24, 2005 and September 25, 2004, respectively.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement 123r to stock-based compensation for all periods presented:

(In thousands, except per share amounts)	Year Ended September 30, 2006	Year Ended September 24, 2005	Year Ended September 25, 2004
Net income, as reported	$20,797	$39,953	$48,724
Add: Stock-based compensation expense included in reported net income, net of related tax effects	5,186	1,666	1,087
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	5,186	4,857	4,682

Pro forma net income	$20,797	$36,762	$45,129

Earnings per share:
Basic—as reported	$0.66	$1.29	$1.61
Basic—pro forma	$0.66	$1.19	$1.49

Diluted—as reported	$0.66	$1.27	$1.59
Diluted—pro forma	$0.66	$1.18	$1.48

The Company reviewed and refined the assumptions utilized in determining its total stock-based compensation expense and changed its fair value option-pricing model from the Black-Scholes model to a binomial lattice model for all options granted in fiscal 2006 and the future. The Company believes the binomial lattice model is more indicative of the stock option’s fair value. It considers characteristics such as employee demographic statistics and the exercise pattern of option holders throughout the option’s term. The Black-Scholes model is not influenced by economic and behavioral assumptions. The volatility assumption used in the Company’s binomial lattice model uses actual historical changes in the market value of the Company’s stock over a weighted average of periods ranging from one year to the expected term of the options. The Company’s volatility assumption is redeveloped quarterly. The expected life represents the weighted average period of time that stock options are expected to remain outstanding and is based on historical experience. Options granted have a contractual life of ten years.

Weighted-average assumptions used in determining the fair value of option grants were as follows:

	Year Ended September 30, 2006 (1)	Year Ended September 24, 2005 (2)	Year Ended September 25, 2004 (2)
Risk free rate of interest	4.4%	5.1%	5.4%
Dividend yield	1.4%	1.5%	1.5%
Volatility factor	34%	20%	24%
Expected life of option (years)	4.5	5.8	5.3

(1)	Assumptions used in binomial lattice option pricing model.
(2)	Assumptions used in Black-Scholes option pricing model.

The weighted average fair value of options granted was $9.34 in 2006, $8.91 in 2005 and $8.59 in 2004.

Income Taxes    Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which differences are expected to reverse. The Company establishes valuation allowances as appropriate based on a “more likely than not” standard, thereby reducing deferred tax assets to the amount that is more likely than not to be realized.

The Company has recorded provisions for certain federal and state income tax contingencies, based on the likelihood of obligation, when needed in accordance with Statement No. 5, “Accounting for Contingencies.” As of September 30, 2006 and September 24, 2005, the Company had approximately $2.6 million and $2.2 million, respectively, accrued for this potential exposure, comprised of both income taxes and interest. These amounts are classified as income taxes payable on the Consolidated Balance Sheets. In the normal course of business, the Company is subject to challenges from tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Furthermore, during the ordinary course of business, other changing facts and circumstances may impact the Company’s ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. The Company believes it has appropriately accrued for income tax exposures.

Earnings Per Share    Basic earnings per share exclude common stock equivalents, such as stock options, and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that would occur if common stock equivalents, such as stock options, were exercised.

Foreign Currency Translation    The functional currency for the Company’s Canadian operation is the Canadian dollar. As such, assets and liabilities are translated into United States dollars at month-end exchange rates. Income and expenses are translated into United States dollars at average rates of exchange for the reporting period. Net changes resulting from such translations are excluded from net income and are recorded as a separate component of accumulated other comprehensive income in the consolidated financial statements. Gains and losses from foreign currency transactions are included in net income in the period in which they arise.

Comprehensive Income    Comprehensive income includes net income and all other changes in a company’s equity other than from transactions with the Company’s stockholders. Comprehensive income is shown as a separate component in the Consolidated Statements of Changes in Stockholders’ Equity.

The following summarizes the activity within accumulated other comprehensive income:

(In thousands)	Derivative Instruments	Cumulative Translation Adjustment	Total
Balance at September 27, 2003	$—	$155	$155
Unrealized loss on derivative instruments, net of taxes	(370)	—	(370)
Cumulative translation adjustment	—	101	101

Balance at September 25, 2004	(370)	256	(114)
Change in unrealized gain on derivative instruments, net of taxes	197	—	197
Cumulative translation adjustment	—	201	201

Balance at September 24, 2005	(173)	457	284
Change in unrealized gain on derivative instruments, net of taxes	240	—	240
Cumulative translation adjustment	—	169	169

Balance at September 30, 2006	$67	$626	$693

Fair Value of Financial Instruments    The Company’s financial instruments of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value amount of the Company’s debt approximates fair value due to the variable interest rate on the debt.

Use of Estimates    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, such as the allowance for doubtful accounts, valuations used to assess impairment of goodwill and intangible assets, self-insurance claims, depreciable lives of assets, accruals for client incentives, billing adjustments, stock-based compensation and income taxes. While management believes that the estimates and related assumptions used in the preparation of these financial statements are appropriate, actual results could differ from those estimates.

Note 3:    Acquisitions

In fiscal 2002, the Company acquired FACC Corporation (“FACC”) which was renamed ADVO Canada. Under the terms of the purchase agreement with FACC, the Company was required for three years to pay certain contingencies if certain future earnings objectives were achieved. ADVO Canada met its earnings targets and the previous shareholders received $0.2 million during the third quarter of both fiscal years 2005 and 2004. The Company recorded these payments as additional goodwill.

Note 4:    Goodwill and Other Intangibles

Goodwill represents the excess of business acquisition costs over the fair value of net assets acquired. At September 30, 2006 and September 24, 2005, goodwill was $22.9 million and $22.8 million, respectively. The increase in goodwill was due to foreign currency exchange rate fluctuations.

Note 5:    Property, Plant and Equipment

The balances of major classes of property, plant and equipment and accumulated depreciation and amortization are as follows:

(In thousands)	September 30, 2006	September 24, 2005	Depreciable Lives
Land, building and building improvements	$51,820	$51,598	5-40 years
Leasehold improvements	30,475	29,401	3-15 years
Machinery and equipment	124,453	120,288	5-10 years
Furniture and fixtures	18,070	20,368	3-7 years
Computer hardware	26,250	22,148	3 years
Computer software and software development costs	192,227	122,830	3-7 years
Construction in progress	9,590	54,105

Total	452,885	420,738
Less accumulated depreciation and amortization	258,276	226,735

Property, plant and equipment—net	$194,609	$194,003

Software systems for internal use, which was the principal component of construction in progress in the prior year, were put into service during fiscal 2006. The Company capitalized interest of $0.1 million and $0.3 million, respectively, for the years ended September 30, 2006 and September 24, 2005.

Note 6:    Accrued Compensation and Benefits

The composition of accrued compensation and benefits is as follows:

(In thousands)	September 30, 2006	September 24, 2005
Employee compensation	$12,913	$12,419
Workers’ compensation	8,180	7,513
Employee withholdings and other benefits	8,858	7,987

Total	$29,951	$27,919

During fiscal 2006, the Company incurred a $3.0 million charge recorded in selling, general and administrative costs as a result of the following corporate actions: the consolidation and elimination of its Memphis production facility; the outsourcing of its graphics print production services to an outside supplier; and the elimination of resources due to the joint distribution agreements with the Los Angeles Times and MediaNews Group’s LANG Newspapers. The charge was primarily for severance, which includes wages and benefits, for approximately 170 associates. As of September 30, 2006, $2.4 million of these costs are still payable and are included in employee withholdings and other benefits.

During fiscal 2005, the Company incurred $3.5 million of organizational realignment charges primarily for severance of approximately 130 associates across all areas of the Company. As of September 30, 2006 and September 24, 2005, due to payments made, the remaining payable balance was zero and $0.7 million, respectively.

Note 7:    Accrued Other Expenses

The composition of accrued other expenses is as follows:

(In thousands)	September 30, 2006	September 24, 2005
Taxes other than income	$4,701	$3,675
Professional services	5,967	7,920
Interest	2,253	1,519
Client incentives	3,710	4,679
Legal expenses	3,723	635
Other	6,345	7,040

Total	$26,699	$25,468

Note 8:    Financing Arrangements

The Company’s aggregate principal amount of its credit facilities totals $275 million and includes the private placement of $125 million senior secured notes with several institutional investors and a $150 million revolving line of credit (“revolver”) with a syndicate of banks. All the assets of the Company and its subsidiaries have been pledged as collateral under the credit agreement.

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

A summary of debt is set forth in the following table:

(In thousands)	September 30, 2006	September 24, 2005
Private Placement Notes
Series A Notes—5.71%	$65,000	$65,000
Fair value hedge (a)	(1,026)	(133)
Series B Notes (b)	60,000	60,000
Revolver (c)	—	—

	123,974	124,867
Less current portion of long-term debt	—	—

Total long-term debt	$123,974	$124,867

(a)	Represents unrealized loss for fair value hedging arrangement (see “Derivatives and Hedging Activities” below for details).
(b)	The Series B Notes bear a three-month LIBOR rate of 6.32% and 4.681% at September 30, 2006 and September 24, 2005, respectively.
(c)	The revolving line of credit bears a base rate of 8.375% and 6.875% at September 30, 2006 and September 24, 2005, respectively.

The Company pays fees on the unused commitments at a rate ranging from 0.20% to 0.40% depending on the Company’s debt ratio, as defined. At September 30, 2006, there was $138.6 million available for future borrowings, which reflects $11.4 million utilized by letters of credit under separate agreements related to the Company’s workers’ compensation program.

The Company capitalized $2.2 million of debt issue costs during fiscal 2004 directly associated with the issuance of the new credit facilities. These costs are included in other assets and are being amortized either over the ten-year life of the senior secured notes or over the four-year life of the revolver, whichever is applicable.

As a result of the debt refinancing, the Company wrote off $1.4 million of unamortized debt issue costs associated with the previous credit facilities established during fiscal 2004. The Company concluded that the replacement of the term loan with private placement notes met the criteria of an extinguishment of debt per EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Consequently, all unamortized debt issue costs associated with the term loan were written off. In addition, the Company followed the guidance per EITF 98-14, “Debtor’s Accounting for Changes in the Line-of-Credit or Revolving-Debt Arrangements,” to calculate the amount of unamortized debt issue costs associated with the replacement of the revolving line of credit and wrote off a portion of those costs. In accordance with EITF 98-14, the remaining unamortized debt issue costs of $0.6 million will be amortized over the life of the new revolver. At September 30, 2006 and September 24, 2005, unamortized costs totaled $1.2 million and $1.8 million, respectively.

Under the terms of the senior secured notes and revolver, the Company is required to maintain certain financial ratios. The credit facilities also place restrictions on disposals of assets, mergers and acquisitions, dividend payments, investments and additional debt.

Derivatives and Hedging Activities

In fiscal year 2004, the Company entered into various interest rate swap agreements allowing the Company to take advantage of low, near-term interest rates and to mitigate risk from exposure to forward upward movements in interest rates. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company documented all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions in accordance with

Statement No. 133. The Company has determined that the current interest rate swap agreements qualify for treatment under the short-cut method of assessing effectiveness and are considered highly effective, as defined by Statement No. 133, since all of the terms of the derivative instruments match those of the hedged item.

The following table presents the notional amount of interest rate swaps by class:

(In thousands)
Financial Instrument	Hedge Type	Notional Amount	Start Date	Maturity Date
Fixed to floating	Fair Value	$25,000	12/23/03	12/04/13
Floating to fixed	Cash Flow	8,000	12/04/04	12/04/08
Floating to fixed	Cash Flow	8,000	12/04/05	12/04/09
Floating to fixed	Cash Flow	9,000	12/04/06	12/04/10

Statement No. 133 requires companies to recognize all derivatives on the balance sheet at fair value. Changes in the fair value of the interest rate swap agreements that are designated as fair value hedges are recognized in earnings as an offset to the changes in the fair value of the exposures being hedged. As a result, the fair value of the interest rate swap (fixed to floating), a loss of $1.0 million at September 30, 2006 and $0.1 million at September 24, 2005, decreased the carrying amount of debt and increased the interest rate swap liability.

The changes in the fair value of the interest rate swap agreements that are designated as cash flow hedges are deferred in accumulated other comprehensive income and are recognized in earnings as the hedged transactions occur. The fair value of the cash flow hedges at September 30, 2006 and September 24, 2005 was a receivable of $0.1 million and a payable of $0.3 million, respectively. The fair value was recorded, net of taxes, in accumulated other comprehensive income (loss) resulting in a balance of $0.1 million and $(0.2) million, respectively, at September 30, 2006 and September 24, 2005.

Note 9:    Stockholders’ Equity

At the beginning of fiscal 2004, the Company announced a three-for-two stock split of its common stock effected in the form of a stock dividend. As a result of the split, stockholders received one additional share of common stock for every two shares held. The stock dividend was paid on November 7, 2003 to common shareholders of record as of October 24, 2003. The stock split was recorded by increasing common stock by $0.1 million and decreasing accumulated earnings by $0.1 million on the Consolidated Balance Sheets (issuance of 10 million shares at $0.01 par value). There was no effect to the Company’s overall equity position as a result of the stock split.

Also in fiscal 2004, the Company announced a regular quarterly cash dividend. The initial quarterly dividend was aligned with the stock split and was paid at a rate of $0.11 per share. The Company paid quarterly cash dividends totaling $13.9 million and $13.7 million for the years ended September 30, 2006 and September 24, 2005, respectively. This equates to a total of $0.44 per share for each year. ADVO entered into a Merger Agreement, dated as of July 5, 2006, with Valassis Communications, Inc. (“Valassis”) and its wholly-owned subsidiary, Michigan Acquisition Corporation (“Merger Sub”), pursuant to which Valassis agreed to acquire ADVO in a merger at a price of $37.00 per share in cash. Pursuant to the terms of the Merger Agreement between the Company and Valassis, ADVO will not pay additional dividends prior to the closing of the merger.

The Company has a stock buyback program allowing the purchase of 1.5 million shares. Under the authorization, the Company can purchase shares on the open market. The stock buyback program does not have an expiration date. The Company accounts for treasury stock under the cost method. Pursuant to the buyback programs, the Company purchased no shares for the years ended September 30, 2006, September 24, 2005 and September 25, 2004. Stock purchases under these programs exclude shares reacquired in connection with taxes due from associates on certain exercises under the Company’s stock option plans. As of September 30, 2006, there were 1.5 million shares remaining to be purchased.

The Company has a Shareholder Protection Rights Plan (the “Rights Plan”) to protect shareholders from potential unfair hostile takeovers. The Rights Plan expires on February 11, 2013. Pursuant to the Rights Plan, common shareholders have one Right for each share of common stock held. The Rights become exercisable only in the event that any person acquires or commences a tender offer to acquire 15% or more of the Company’s common stock, as defined. On July 5, 2006, the Rights Plan was amended to render the Rights Plan inapplicable to the merger and the other transactions contemplated by the Merger Agreement, and to cause the Rights Plan to be terminated immediately prior to the closing of the merger.

At September 30, 2006, there were 4.1 million shares of common stock reserved for issuance upon the exercise of stock options, 2.5 million of which represent options outstanding and 1.6 million of which represent shares available for future grant.

Note 10:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share data)	Year ended September 30, 2006	Year ended September 24, 2005	Year ended September 25, 2004
Net income	$20,797	$39,953	$48,724

Weighted average basic shares	31,376	30,998	30,193
Effect of dilutive securities:
Stock options	117	305	437
Restricted stock	80	75	50

Dilutive potential common shares	197	380	487

Weighted average diluted shares	31,573	31,378	30,680

Basic earnings per share	$0.66	$1.29	$1.61

Diluted earnings per share	$0.66	$1.27	$1.59

Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock at the end of the respective fiscal years were 1.6 million, 0.5 million, 0.1 million in fiscal 2006, 2005 and 2004, and are not included in the calculation of diluted earnings per share.

Note 11:    Savings Plans

The Company maintains a savings plan for all employees that qualifies as a profit sharing plan under the Internal Revenue Code of 1986, as amended, and other non-qualified savings plans. All plans feature both employee and employer matching contributions. The expense for matching contributions was $6.8 million, $6.6 million and $6.4 million for fiscal 2006, 2005 and 2004, respectively.

The Company has a rabbi trust agreement to protect the assets of its non-qualified deferred compensation plan (“Plan”). The Plan allows participants to defer amounts in excess of the dollar limitation regulated by the federal government to 401(k) plans. Each participant’s account in the Plan is comprised of the participant’s contribution, the Company’s matching contribution and the Plan’s earnings. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested,” the accounts of the rabbi trust are reported in the Company’s financial statements and the employer stock held in the rabbi trust must be classified within equity similar to the accounting for treasury stock. As such, the Company’s consolidated balance sheets at September 30, 2006 and September 24, 2005 reflect the investment in the rabbi trust and common stock held in the deferred compensation trust offset by the deferred compensation obligation due to the Company’s employees. These amounts are included in non-current assets, stockholders’

equity and non-current liabilities, respectively. The deferred compensation plan investments are considered trading securities and are reported at fair value with the realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recorded in operating income.

Note 12:    Stock Compensation Plans

The Company maintains one active stock-based compensation plan relating to stock options and restricted stock awards. At the Company’s Annual Meeting of Stockholders held on January 26, 2006, the Company’s stockholders approved and adopted the 2006 Incentive Compensation Plan (“2006 Plan”). The 2006 Plan replaces the 1998 Incentive Compensation Plan (“1998 Plan”). No additional awards, other than reload options, will be made under the 1998 Plan as of January 26, 2006. Shares reserved and available for future equity awards under the 2006 Plan include 1.5 million shares authorized on January 26, 2006 and any shares still available or subject to awards under preexisting Company plans. As of September 30, 2006, there were 1.6 million shares available for future grant.

Stock Options

The Company’s 2006 Plan allows a Committee appointed by the Board of Directors to grant both cash and equity awards including stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as deemed appropriate, to non-employee directors and employees of the Company. The 2006 Plan provides for the granting of both incentive and non-qualified stock options. Currently, the Company has only granted non-qualified stock options that are generally exercisable 25% each year, cumulatively, beginning one year from the date of grant. Compensation cost associated with stock options is recognized over the four-year vesting period on a straight-line basis. The terms of the options may not exceed ten years and the option price shall not be less than the fair market value of the common stock on the date of grant.

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

Information with respect to the Company’s stock option plans is summarized below:

	Options	Weighted Average Exercise Price
Outstanding at September 27, 2003	3,165,920	$22.16
Granted	669,759	30.99
Cancelled / forfeited	(257,568)	27.66
Expired	—	—
Exercised	(1,146,463)	17.92

Outstanding at September 25, 2004	2,431,648	26.01
Granted	773,898	34.95
Cancelled / forfeited	(183,206)	29.21
Expired	—	—
Exercised	(622,355)	25.00

Outstanding at September 24, 2005	2,399,985	28.91
Granted	498,679	32.26
Cancelled / forfeited	(170,427)	29.18
Expired	(1,658)	32.24
Exercised	(200,354)	25.14

Outstanding at September 30, 2006	2,526,225	$29.85

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of September 30, 2006	Weighted Average Exercise Price
$ 9.42 – $22.48	333,884	4.7	$19.60	275,944	$19.05
22.53 – 26.15	293,053	4.7	25.25	275,240	25.25
27.00 – 30.53	348,037	4.2	28.32	322,255	28.29
30.70 – 32.04	455,962	7.5	31.05	196,715	30.93
32.47 – 32.82	559,307	9.1	32.52	28,500	32.80
32.98 – 38.00	535,982	7.8	35.96	192,760	35.58

	2,526,225	6.8	$29.85	1,291,414	$27.26

Other values related to the stock options are as follows:

(In thousands)	September 30, 2006	September 24, 2005	September 25, 2004
Intrinsic value of options exercised (1)	$1,291	$5,661	$15,322
Intrinsic value of options outstanding (2)	3,719	9,667	11,380
Intrinsic value of options exercisable (2)	3,338	6,600	6,833

(1)	The amount by which the market price of the Company’s stock on the date of exercise exceeded the exercise price.
(2)	The amount by which the market price of the Company’s stock at September 29, 2006 ($27.98 per share) exceeded the exercise price of in-the-money options outstanding and options exercisable.

As of September 30, 2006, there was a total of $9.1 million of unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted average period of approximately 2.5 years.

Restricted Stock

The 2006 Plan provides for the granting of common stock to employees and non-employee directors subject to specified periods of continuous employment. These grants of restricted stock for employees generally vest one-third per year over three years and vest after one-year for non-employee directors. Restricted stock can be voted by the holders.

The Company also maintains the 1990 Non-Employee Directors’ Restricted Stock Plan (“1990 Non-Employee Plan”), which provides for the granting of 187,500 shares of common stock to non-employee directors. These grants of restricted stock vest after one year.

The fair value of restricted shares is determined based on the closing price of the Company’s stock on the date of grant. The fair value of shares at the date of grant in excess of cash consideration received is charged to operations over the stock award’s restriction period. Compensation cost associated with restricted stock is recognized over three years on a straight-line basis. The compensation cost charged against income over the restriction period was $3.7 million, $2.7 million and $1.7 million for the years ended September 30, 2006, September 24, 2005 and September 25, 2004, respectively. In fiscal 2004, the Company recorded approximately $25,000 of compensation expense for restricted stock grants that vested immediately.

Unrecognized compensation cost for restricted stock was $6.4 million at September 30, 2006 and $3.8 million at September 24, 2005. This cost is expected to be recognized over a weighted average period of approximately 1.9 years. The total fair value of shares vested during the fiscal year ended September 30, 2006 was $3.1 million.

Restricted stock transactions are summarized as follows:

	Nonvested Stock	Weighted Average Grant-Date Fair Value
Nonvested stock at September 27, 2003	113,195	$22.74
Granted	81,826	32.22
Cancelled / forfeited	(24,000)	29.42
Vested	(49,021)	22.09

Nonvested stock at September 25, 2004	122,000	28.05
Granted	164,500	33.03
Cancelled / forfeited	(26,000)	30.70
Vested	(43,333)	30.17

Nonvested stock at September 24, 2005	217,167	31.08
Granted	201,739	32.24
Cancelled / forfeited	(6,414)	32.08
Vested	(104,499)	29.93

Nonvested stock at September 30, 2006	307,993	$32.21

Note 13:    Income Taxes

The components of income before income tax expense for the Company’s domestic and foreign operations are as follows:

(In thousands)	Year ended September 30, 2006	Year ended September 24, 2005	Year ended September 25, 2004
Domestic	$31,305	$62,673	$75,375
Foreign	760	1,251	757

Total income before income taxes	$32,065	$63,924	$76,132

The components of the provision for income taxes are as follows:

(In thousands)	Year ended September 30, 2006	Year ended September 24, 2005	Year ended September 25, 2004
Current:
Federal	$17,271	$13,155	$21,646
State	2,791	1,724	2,643
Foreign	256	414	309

Total Current	20,318	15,293	24,598

Deferred:
Federal	(7,335)	7,318	2,329
State	(1,715)	1,360	481

Total deferred	(9,050)	8,678	2,810

Total provision	$11,268	$23,971	$27,408

The Company’s effective income tax rate differed from the Federal statutory rate due to the following:

(In thousands)	Year ended September 30, 2006	Year ended September 24, 2005	Year ended September 25, 2004
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.2	3.3	3.4
Production activities deduction	(1.3)	—	—
Research & development credit	(1.0)	(0.9)	(1.0)
Daycare credit	(0.3)	(0.3)	—
Adjustment to tax accrual	—	—	(1.8)
Other	0.5	0.4	0.4

Effective income tax rate	35.1%	37.5%	36.0%

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

(In thousands)	September 30, 2006	September 24, 2005
Deferred income tax assets:
Deferred compensation	$6,139	$6,480
Employee benefits	5,371	5,475
Employee stock-based compensation awards	2,980	—
Allowance for doubtful accounts	10,068	8,408
Acquisition costs	1,640	—
Property, plant and equipment	112	—
Other	6,910	4,911
State credits	2,893	2,628

Total deferred income tax assets	36,113	27,902
Valuation allowance	(2,893)	(2,628)

Net deferred tax assets	33,220	25,274

Deferred income tax liabilities:
Property, plant and equipment	(38,087)	(38,324)
Prepaid assets	(4,181)	(5,595)
Other	(703)	—

Total deferred income tax liabilities	(42,971)	(43,919)

Net federal and state deferred income tax liabilities	$(9,751)	$(18,645)

The components of deferred taxes included in the consolidated balance sheets are as follows:

(In thousands)	September 30, 2006	September 24, 2005
Current assets	$13,358	$10,996
Noncurrent liabilities	(23,109)	(29,641)

Net federal and state deferred income tax liabilities	$(9,751)	$(18,645)

During fiscal 2006, the Company’s deferred tax assets increased primarily due to the adoption of Statement 123r and the capitalization of acquisition costs associated with the Company’s pending merger with Valassis. The Company’s adoption of Statement 123r required the recognition of a deferred tax asset for the future exercise of employee stock-based compensation grants, which accounts for an increase of $3.0 million in deferred income tax assets. The Company also recorded a deferred tax asset of $1.6 million in connection with the capitalization of acquisition costs that will be deductible in the future.

The Company has recorded a valuation allowance against state tax credit carry forwards for which realization is not assured. During fiscal 2006, the valuation allowance increased less than $0.3 million over fiscal 2005. The Company’s carry forwards of $4.5 million expire in varying amounts through 2021.

Note 14:    Commitments and Contingencies

Commitments

ADVO leases property and equipment under noncancellable operating lease agreements which expire at various dates through 2021. The leases generally provide that the Company pays the taxes, insurance and maintenance expenses related to the leased assets. Rental commitments at September 30, 2006 under long-term noncancellable operating leases are as follows:

(In thousands)
Fiscal year:
2007	$15,294
2008	13,598
2009	10,765
2010	9,306
2011	9,904
Thereafter	25,578

Total minimum lease payments	$84,445

Certain of these leases contain renewal options and certain leases also provide for cost escalation payments. Rental expense for the years ended September 30, 2006, September 24, 2005 and September 25, 2004 was approximately $21.6 million, $20.3 million and $20.2 million, respectively.

In fiscal 2005, the Company amended its three agreements with International Business Machines (“IBM”) to provide systems application, development and maintenance, a customer support center and client server management services. The Company’s regional production sites, sales offices and corporate headquarters are on-line with IBM’s computer center, enabling the day-to-day processing functions to be performed and providing ADVO’s corporate headquarters with management information.

The amendments extend the terms of the three agreements to December 31, 2012 and allow for cancellation of two of the agreements starting January 1, 2007, subject to certain possible termination charges ranging from $2.6 million to $0.3 million depending on the year in which the cancellation becomes effective. The third agreement can be terminated on January 1, 2009 subject to termination charges ranging from $0 to $30.5 million, depending on the Company’s spending with IBM over the contract period. Total charges under the terms of the agreement through 2012 would be approximately $165 million if not cancelled. Future commitments for the noncancelable portion of the agreements are $20.8 million for fiscal 2007, $8.7 million for fiscal 2008 and $9.1 million for fiscal 2009. The agreements provide for the Company to pay a cost of living adjustment indexed to the rate of inflation. In addition, the Company may receive credits or incur additional charges if certain baseline utilization assumptions are exceeded or not met.

The Company has cancelable agreements with various paper suppliers to assure the continuity of supply as well as supply of proper paper grades. Approximately 90% of the Company’s expected paper requirements are covered by these agreements. The Company has negotiated prices that are tied to a published paper price index. These arrangements expire at various dates through 2008 and bear no risk to loss as they are all cancelable at the Company’s option.

On April 24, 2006, the Company entered into a cancelable, five-year master services agreement with Affinity Express, Inc. (“AEI”). Pursuant to such agreement, the Company outsourced its graphic print production services. These services, which were performed by the Company as part of its internal operations, will be transitioned to AEI in a multi-phase implementation process to ensure quality. Ultimately, the Company expects that substantially all of the graphic print production services will be performed offshore in India by an affiliate of AEI. During the transition period, the Company will pay AEI monthly fees in accordance with the agreement. The Company is currently modifying the terms of this agreement with respect to fee structure and to extend the transition period through December 2007. The Company estimates total fiscal 2007 payments will be approximately $2.2 million and expects future payments in subsequent years to be approximately $4.0 million per year, subject to the terms and conditions of the agreement.

Customer Commitment

A customer in the Company’s telecommunications/satellite retail advertising category did not submit payments to the Company in a timely manner from the end of November 2005 to mid-February 2006. In order to facilitate the collection of this receivable, the Company entered into an installment payment plan agreement whereby this customer will pay its past due balance over approximately 2 years. Since mid-February 2006, the Company’s ongoing and future business with the customer is being executed on a prepayment basis. As of September 30, 2006, the Company had received prepayments totaling approximately $1.8 million for future jobs.

The Company will continue to monitor the status of its receivable from this customer related to prior advertising services taking into account any changes to the customer’s situation. During the fourth quarter of fiscal 2006, the Company reassessed the collectibility of this receivable and recorded a $1.4 million allowance in addition to the previously recorded allowance of $2.5 million. At September 30, 2006, the Company believes it has properly accounted for the probable loss on the ultimate collection of this receivable. The Company’s net accounts receivable balance from this customer for prior advertising services was $1.8 million at September 2006.

Contingencies

ADVO is party to various legal proceedings and claims related to its normal business operations, including several suits in which it is a defendant. In the opinion of management, the Company has substantial and meritorious defenses for these claims and proceedings in which it is a defendant, and believes these matters will be ultimately resolved without a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company. See Note 18 for a discussion of the Valassis related litigation.

Tiffany Sumuel and Rudy Halim v. ADVO, Inc., et al.

In 2004, Tiffany Sumuel brought a wage and hour lawsuit against the Company and a Company officer in Alameda County, California Superior Court on behalf of the Company’s current and former California employees seeking overtime pay and penalties for a four-year period. Rudy Halim later joined as a co-plaintiff. On December 20, 2005, the trial court certified a class of more than three hundred past and current exempt employees. On September 19, 2006, judgment was entered in Superior Court in Alameda County, California dismissing the case. On November 13, 2006, the plaintiffs filed a notice of appeal. The Company has not provided any amount for the exposure because the Company does not believe it is probable and reasonably estimable at this time.

Insurance Contingency

The Company maintains insurance coverage that provides reimbursement for business interruption losses. The Company incurred business interruption losses due to the hurricanes in the Gulf Coast in fiscal 2005. The Company has been working closely with its insurance broker and has filed a claim for approximately $1.0 million with its insurance carrier. The claim is being evaluated by the Company’s insurance carrier and is expected to be resolved in the near term. The Company has not recorded the claim as a receivable because it is a contingent gain that will be recorded either when the cash is received by the Company or when the Company receives a letter from the insurance company approving the claim amount.

Note 15:    Supplemental Cash Flow Information

(In thousands)	Year ended September 30, 2006	Year ended September 24, 2005	Year ended September 25, 2004
Cash paid during the year for:
Interest expense	$8,151	$6,451	$4,987
Income taxes	20,231	21,109	26,759

Total cash paid	$28,382	$27,560	$31,746

Non-cash activities during the year for:
Deferred compensation plan investment gains	$1,218	$1,905	$1,413

Note 16:    Equity Investments and Related Party Transactions

The Company owns a 50% interest in Detroit Weekend Direct (“DWD”) and New England Direct (“NED”) and accounts for these interests under the equity method. These joint ventures are with specific metropolitan area newspapers creating integrated print advertising solutions by combining targeted direct mail with newspaper distribution. ADVO’s equity investment balance in these joint ventures was $1.2 million at September 30, 2006 and $1.0 million at September 24, 2005.

Equity earnings from these joint ventures were $3.3 million, $2.0 million and $2.6 million, respectively, for the years ended September 30, 2006, September 24, 2005 and September 25, 2004. At September 30, 2006 and September 24, 2005, the Company had a payable due to these joint ventures of $0.8 million and $0.6 million, respectively. The payable results from transactions in the normal course of business and is recorded in accrued other expenses. During fiscal 2006, 2005 and 2004, the Company recorded revenues associated with production of the mail packages for the joint ventures of $3.1 million, $2.5 million and $2.6 million, respectively.

Note 17:    Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is currently evaluating the impact this interpretation will have on its financial statements, which would be effective at the beginning of its fiscal 2008.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“Statement 158”). Statement 158 requires employers to recognize the funded status of pension and other post retirement benefit plans on the balance sheet. Statement 158 does not change the amounts recognized in the income statement as net periodic benefit cost. Statement 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact that adopting Statement 158 will have on its financial condition.

Note 18:    Valassis Merger and Litigation

ADVO entered into a Merger Agreement, dated as of July 5, 2006, with Valassis Communications, Inc. (“Valassis”) and its wholly-owned subsidiary, Michigan Acquisition Corporation (“Merger Sub”), pursuant to which Valassis agreed to acquire ADVO in a merger at a price of $37.00 per share in cash. The full text of the Merger Agreement was filed as Exhibit 2.1 to the Company’s July 10, 2006 Current Report on Form 8-K.

On August 14, 2006, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the previously filed notifications and report forms by the Company and Valassis. Therefore, the parties received the antitrust regulatory clearance required to allow the merger to be consummated.

On August 30, 2006, Valassis filed suit in the Delaware Court of Chancery seeking to rescind the Agreement and Plan of Merger. Valassis alleges that the Company fraudulently induced Valassis to enter into the Merger Agreement. Valassis further alleges that its obligation to perform under the Merger Agreement is excused because ADVO suffered a “Material Adverse Change” within the terms of the Merger Agreement and has otherwise breached the Merger Agreement or failed to satisfy conditions to the closing. Valassis also seeks damages in an unspecified amount.

On September 8, 2006, the Company filed an Answer and Counterclaims denying Valassis’ allegations, asserting numerous defenses, and asserting counterclaims for specific performance and damages.

On September 28, 2006, Valassis filed a Reply and Affirmative Defenses to ADVO’s counterclaims, denying many of the allegations in ADVO’s Answer and Counterclaims and raising several affirmative defenses, including an allegation that ADVO breached its obligation under the Merger Agreement by failing to provide an opportunity for Valassis to review and comment on ADVO’s proxy statement supplement filed with the Securities and Exchange Commission on September 5, 2006.

The parties have since filed amended pleadings, the principal amendment being the addition of Michigan Acquisition Corporation as a plaintiff. The Delaware Court of Chancery has ordered expedited proceedings in this case. The parties are engaged in expedited discovery and trial process. Document production and deposition testimony has been extensive. Trial is scheduled to begin on December 11, 2006.

The Company remains committed to the transactions contemplated by the binding Merger Agreement and stands ready to close the transaction. The Company will vigorously defend itself against Valassis’ claims.

In September 2006, several class action lawsuits were filed against the Company in the United States District Court for the District of Connecticut by certain stockholders seeking to certify a class of all persons who purchased ADVO stock between July 6, 2006 and August 30, 2006. These complaints generally allege the Company violated federal securities law by issuing a series of materially false and misleading statements concerning the Company’s business and financial results in connection with the proposed merger with Valassis and, as a result, investors believed the acquisition would occur causing the Company’s stock price to trade at artificially inflated prices. No class has been certified to date on any of these suits. The Company, its directors and certain of its officers, have also been sued in a derivative action filed in September 2006, raising essentially the same factual allegations as the securities class actions. The findings and outcome of the Valassis litigation may affect the pending class action lawsuits and derivative action.

On September 13, 2006, the Company held a Special Meeting of Stockholders in which the Company’s stockholders approved the adoption of the Merger Agreement. As of September 13, 2006, the Company had satisfied all of the conditions to closing the merger. The election results can be found in Exhibit 22 within the 2006 Form 10-K.

Note 19:    Quarterly Financial Data (Unaudited)

(In millions, except per share data)
Fiscal year ended September 30, 2006	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)(4)
Revenues	$358.2	$354.8	$386.8	$343.8
Gross profit	81.9	74.9	82.7	62.8
Operating income (loss)	20.6	10.3	12.7	(5.7)
Net income (loss)	12.0	5.5	7.0	(3.6)
Basic earnings per share	0.38	0.18	0.22	(0.12)
Diluted earnings per share	0.38	0.17	0.22	(0.12)

Fiscal year ended September 24, 2005	First Quarter	Second Quarter	Third Quarter (5)	Fourth Quarter
Revenues	$350.1	$338.8	$353.6	$343.2
Gross profit	81.3	78.1	87.9	75.9
Operating income	14.1	18.5	22.4	14.1
Net income	8.1	10.5	13.0	8.4
Basic earnings per share	0.26	0.34	0.42	0.27
Diluted earnings per share	0.26	0.33	0.41	0.27

(1)	Includes pretax costs of $0.6 million, or $0.01 per share, for consulting services associated with the pending merger with Valassis.
(2)	The Company announced three strategic corporate actions to be completed in several phases beginning in the third quarter of fiscal 2006 through 2007. The three strategic corporate actions are related to the Company’s consolidation and elimination of its Memphis production facility, the outsourcing of its graphics print production services and the elimination of resources due to the joint distribution agreements with the Los Angeles Times and MediaNews Group’s LANG newspapers. The third quarter of fiscal 2006 includes a pretax charge of $1.5 million, or $0.03 per share, related to these three strategic actions.

Also includes pretax costs of $2.3 million, or $0.05 per share, for consulting, legal and other professional services related to strategic planning and activities associated with the pending merger with Valassis.

The third quarter of fiscal 2006 contained a planned extra week versus the prior year due to the Company’s 52/53 week fiscal year.

(3)	Includes pretax costs of $1.5 million, or $0.03 per share, incurred in the fourth quarter as it relates to the Company’s previously announced strategic corporate actions.

Also includes pretax costs of $4.5 million, or $0.09 per share, related to litigation and other costs related to the Company’s pending merger with Valassis.

(4)	In the beginning of the third quarter of fiscal 2006, the Company launched SDR upgrading current software applications, employing new technology and work processes to provide a foundation to speed information flow and integrating business processes throughout the organization.

As a result of delayed customer invoicing, a significant number of invoices were mailed in the last two weeks of the third quarter. During the third quarter, the Company became aware that a number of incorrect invoices had been generated by the new SDR system due to order entry issues. Based on the facts and information known at the time, the Company recorded $3.4 million of billing adjustments in the third quarter to account for billing adjustments expected to be processed in the fourth quarter that related to third quarter invoices.

Because of new information acquired in the fourth quarter and customer inquiries regarding the amounts invoiced, the quantity and dollar amount of billing adjustments increased. Upon further analysis, the Company also noted that the delayed invoicing resulting from the SDR implementation, and the small dollar amount of many of the individual billing adjustments, hindered the Company’s ability to identify all of the incorrect invoices during the third quarter close.

During the fourth quarter of fiscal 2006, the Company processed $8.4 million of billing adjustments that were associated with third quarter invoices, indicating the $3.4 million estimated in the third quarter of fiscal 2006 was not sufficient to absorb the amount of billing adjustments that were processed by approximately $5.0 million. Management estimates there are $1.3 million of adjustments to be processed after year-end which relate to third quarter invoices. In addition, management estimates there are $3.8 million of adjustments to be processed after year-end which relate to fourth quarter invoices. At year-end an allowance for billing adjustments totaling $5.1 million has been recorded.

(5)	Includes a pretax charge of $3.5 million, or $0.07 per share, related to the Company’s organizational realignment.

ADVO, Inc.

Schedule II—Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserves		Balance at end of period
Year ended September 25, 2004:
Allowances for sales adjustments	$2,721	$—	$9,665	(b)	$9,188		$3,198
Allowances for doubtful accounts	2,110	5,687	(98)		5,668	(a)	2,031
Allowances for notes receivable	833	1,150	260		506		1,737
Accumulated amortization intangibles	9,137	3	—		—		9,140

	$14,801	$6,840	$9,827		$15,362		$16,106

Year ended September 24, 2005:
Allowances for sales adjustments	$3,198	$—	$8,869	(b)	$9,687		$2,380
Allowances for doubtful accounts	2,031	9,610	—		6,478	(a)	5,163
Allowances for notes receivable	1,737	—	—				1,737
Accumulated amortization intangibles	9,140	—	—		—		9,140

	$16,106	$9,610	$8,869		$16,165		$18,420

Year ended September 30, 2006:
Allowances for sales adjustments	$2,380	$—	$16,782	(b)	$12,522		$6,640
Allowances for doubtful accounts	5,163	6,776	153		5,346	(a)	6,746
Allowances for notes receivable	1,737	—	230		—		1,967
Accumulated amortization intangibles	9,140	—	—		—		9,140

	$18,420	$6,776	$17,165		$17,868		$24,493

(a)	Write-off of uncollectible accounts, net of recoveries on accounts previously written off.
(b)	Reduction of revenues.

Index to Exhibits

Exhibit No.	Exhibit	Where Located
2(a)	Agreement and Plan of Merger, dated as of July 5, 2006, by and among Valassis Communications, Inc., Michigan Acquisition Corporation and the Company.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated July 5, 2006.

2(b)	Letter Agreement, dated as of July 5, 2006, by and between Valassis Communications, Inc. and the Company.	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K dated July 5, 2006.

3(a)	Certificate of Amendment of Restated Certificate of Incorporation of ADVO.	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2003.

3(b)	Restated By-laws of ADVO.	Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K dated July 21, 1999.

4(a)	Amended and Restated Stockholder Protection Rights Agreement, dated as of February 10, 2003, between the Company and Mellon Investor Services LLC, as Rights Agent, including Exhibit A and Exhibit B.	Incorporated by reference to Exhibit 4(a) of the Company’s Form 8-K dated November 25, 2002.

4(b)	Amendment to the Amended and Restated Stockholder Protection Rights Agreement, dated as of July 5, 2006, between the Company and Mellon Investor Services LLC, as Rights Agent.	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K dated July 5, 2006.

10(a)	The ADVO Deferred Compensation Plan. *	Incorporated by reference to Exhibit 4(a) of the Company’s Form S-8 filed on October 6, 2000.

10(b)	Trust Agreement between ADVO and Fidelity Management Trust Company for the ADVO, Inc. Executive Deferred Compensation Plan Trust dated January 2, 2003. *	Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

10(c)	Amended 1990 Non-Employee Directors Restricted Stock Plan. *	Incorporated by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

10(d)	Credit Agreement dated December 4, 2003 between ADVO and a syndicate of banks led by JPMorgan Chase Bank as Administrative Agent.	Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

10(e)	ADVO, Inc. $125,000,000 Note Purchase Agreement with private lenders dated December 4, 2003.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

10(f)	Employment Agreement dated June 15, 2004 between ADVO and Bobbie Gaunt. *	Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004.

10(g)	Separation Agreement dated June 14, 2004 between ADVO and Gary Mulloy. *	Incorporated by reference to Exhibit 10 to the Company’s Form 8-K for dated June 14, 2004.

Exhibit No.	Exhibit	Where Located

10(h)	Employment Agreement dated October 11, 2004 between ADVO and S. Scott Harding. *	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated October 11, 2004.

10(i)	Amended Employment Agreement dated October 10, 2004 between ADVO and Bobbie Gaunt. *	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated October 11, 2004.

10(j)	Amendment No. 1 to Employment Agreement dated November 5, 2004 between ADVO and S. Scott Harding. *	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 5, 2004.

10(k)	Amendment No. 2 to Employment Agreement dated May 20, 2005 between ADVO and S. Scott Harding. *	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 20, 2005.

10(l)	Agreement for Information Technology Services, dated April 1, 2005 between ADVO and International Business Machine (“IBM”).	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2005.

10(m)	Server Farm Management Services Agreement dated April 1, 2005 between ADVO and IBM.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2005.

10(n)	Agreement for NetWorkStation Management Services, dated April 1, 2005 between ADVO and IBM.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2005.

10(o)	Severance Agreement between ADVO and Jeffrey E. Epstein dated June 6, 2005. *	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 6, 2005.

10(p)	2006 Incentive Compensation Plan. *	Incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement for the annual meeting of stockholders held on January 26, 2006.

10(q)	Agreement for Graphic Print Production Services, dated April 24, 2006 between the Company and Affinity Express, Inc.	Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

10(r)	Amendment No. 1 to Form of Change in Control Executive Severance Agreement between ADVO and the Executive Officers named therein (national vice president and vice president levels). *	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006.

10(s)	Amendment No. 1 to Form of Change in Control Executive Severance Agreement between ADVO and the Executive Officers named therein (senior vice president level). *	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006.

10(t)	Amendment No. 1 to Form of Change in Control Executive Severance Agreement between ADVO and the Executive Officers named therein (executive vice president level). *	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006.

10(u)	Amendment No. 3 to Employment Agreement effective January 26, 2006 between ADVO and S. Scott Harding. *	Filed herewith.

Exhibit No.	Exhibit	Where Located

10(v)	Amendment No. 1 to Severance Agreement between ADVO and Jeffrey E. Epstein effective January 26, 2006. *	Filed herewith.

21	Subsidiaries of the Registrant.	Filed herewith.

22	Report of Inspector of Election.	Filed herewith.

23	Consent of Registered Public Accounting Firm.	Filed herewith.

24	Power of Attorney.	See signature page.

31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.	Filed herewith.

31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management contract or compensatory plan required to be filed as an exhibit pursuant to item 14(c) of this report.