Form 10-Q
period 2006-12-30
ADVO INC
filed 2007-02-08
CIK 801622

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 2006

or

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

As of January 27, 2007 there were 31,962,780 shares of common stock outstanding.

ADVO, Inc.

Index to Quarterly Report

on Form 10-Q

Quarter Ended December 30, 2006

ADVO, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 30, 2006	September 30, 2006
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$24,790	$37,721
Accounts receivable, net	222,554	210,039
Inventories	5,231	3,948
Prepaid postage	4,646	7,002
Prepaid expenses and other current assets	6,238	6,508
Federal income taxes receivable	—	4,677
Deferred income taxes	16,683	13,358

Total current assets	280,142	283,253

Property, plant and equipment	461,759	452,885
Less accumulated depreciation and amortization	(267,355)	(258,276)

Net property, plant and equipment	194,404	194,609

Investment in deferred compensation plan	17,634	16,462
Goodwill	22,835	22,890
Other assets	3,119	3,424

TOTAL ASSETS	$518,134	$520,638

LIABILITIES
Current liabilities:
Current portion of long-term debt	$2,500	$—
Accounts payable	55,626	55,041
Accrued compensation and benefits	29,057	29,951
Customer advances	14,450	25,819
Federal and state income taxes payable	9,496	2,467
Accrued other expenses	30,360	26,699

Total current liabilities	141,489	139,977

Long-term debt	124,103	123,974
Deferred income taxes	13,917	23,109
Deferred compensation plan	18,755	17,451
Other liabilities	11,604	12,146

Total liabilities	309,868	316,657

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value (Authorized 5,000,000 shares, none issued)	—	—
Common stock, $.01 par value (Authorized 80,000,000 shares, issued 32,142,396 and 32,075,347 shares, respectively)	321	321
Additional paid-in capital	192,705	188,841
Accumulated earnings	24,766	24,063
Less shares of common stock held in treasury, at cost	(8,956)	(8,949)
Less shares of common stock held in deferred compensation trust	(1,121)	(988)
Accumulated other comprehensive income	551	693

Total stockholders’ equity	208,266	203,981

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$518,134	$520,638

See Accompanying Notes.

ADVO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three months ended
	December 30, 2006	December 24, 2005
Revenues	$384,279	$358,225
Costs and expenses:
Cost of sales	298,280	276,348
Selling, general and administrative	81,166	59,563
Provision for bad debts	2,701	1,666

Operating income	2,132	20,648

Interest expense	(2,496)	(1,986)
Equity earnings in joint ventures	811	827
Other income, net	26	39

Income before income taxes	473	19,528
Provision (benefit) for income taxes	(229)	7,557

Net income	$702	$11,971

Basic earnings per share	$0.02	$0.38

Diluted earnings per share	$0.02	$0.38

Dividends declared per share	$—	$0.11

Weighted average basic shares	31,527	31,249
Weighted average diluted shares	31,728	31,422

See Accompanying Notes.

ADVO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended
	December 30, 2006	December 24, 2005
Cash flows from operating activities:
Net income	$702	$11,971
Adjustments to reconcile net income to net cash flows (used) provided by operating activities:
Depreciation	11,368	9,580
Stock-based compensation	2,082	1,510
Amortization of debt issue costs	138	138
Deferred income taxes	(12,527)	(2,659)
Provision for bad debts	2,701	1,666
Equity earnings from joint ventures	(811)	(827)
Other	19	(20)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(15,037)	(14,175)
Inventories	(1,284)	(382)
Prepaid postage	2,356	5,820
Prepaid expenses and other current assets	231	(2,017)
Investment in deferred compensation plan	(216)	(189)
Other assets	141	223
Accounts payable	378	(23,590)
Accrued compensation and benefits	(884)	733
Deferred compensation plan	216	189
Customer advances	(11,366)	472
Federal and state income taxes payable	11,687	9,923
Other liabilities	3,292	1,871
Distributions from equity joint ventures	874	428

Net cash (used) provided by operating activities	(5,940)	665

Cash flows from investing activities:
Expenditures for property, plant and equipment	(11,192)	(10,129)
Proceeds from disposals of property, plant and equipment	6	22

Net cash used by investing activities	(11,186)	(10,107)

Cash flows from financing activities:
Revolving line of credit - net	2,500	4,500
Proceeds from exercise of stock options	1,701	21
Tax benefit from stock transactions	99	—
Treasury stock transactions related to stock awards	(7)	—
Cash dividends paid	(17)	(3,443)

Net cash provided by financing activities	4,276	1,078

Effect of exchange rate changes on cash and cash equivalents	(81)	9

Change in cash and cash equivalents	(12,931)	(8,355)
Cash and cash equivalents at beginning of period	37,721	46,238

Cash and cash equivalents at end of period	$24,790	$37,883

Noncash activities:
Decrease (increase) in the fair market value of interest rate swaps	153	(219)
Deferred compensation plan investment gains	1,089	656

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

Operating results for the three-month period ended December 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in ADVO’s annual report on Form 10-K for the fiscal year ended September 30, 2006.

2. Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in a company’s equity other than from transactions with the company’s owners. The Company’s comprehensive income was as follows:

	Three months ended
	December 30, 2006	December 24, 2005
(In thousands)
Net income	$702	$11,971
Other comprehensive income:
Unrealized gain on derivative instruments	14	154
Foreign currency translation adjustment	(156)	11

Total comprehensive income	$560	$12,136

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Earnings per Share

Basic earnings per share excludes common stock equivalents, such as stock options, and is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as stock options, were exercised.

	Three months ended
	December 30, 2006	December 24, 2005
(In thousands, except per share data)
Net income	$702	$11,971

Weighted average basic shares	31,527	31,249

Effect of dilutive securities:
Stock options	98	80
Restricted stock	103	93

Dilutive potential basic shares	201	173

Weighted average diluted shares	31,728	31,422

Basic earnings per share	$0.02	$0.38

Diluted earnings per share	$0.02	$0.38

4. Billing Adjustments Allowance

At the end of fiscal 2006, the Company recorded an allowance for billing adjustments totaling $5.1 million primarily due to order entry issues experienced as a result of the Service Delivery Redesign (“SDR”) implementation. The Company continues to encounter transitional issues with entering and processing customer orders and believes this allowance is necessary for potential billing adjustments that have not yet been processed. At December 30, 2006, based on the available information, management’s estimate of the billing adjustment allowance was $4.0 million.

5. Commitments and Contingencies

In the prior year, the Company had entered into an installment payment plan agreement with a customer in the Company’s telecommunications/satellite retail advertising category whereby this customer would pay its past due balance over approximately 2 years. The Company has continuously monitored the status of its receivable from this customer. During the first quarter, the customer’s business situation changed, and at the end of December the customer stopped paying causing the Company to record an additional $1.4 million allowance increasing the allowance recorded in the prior year. As of December 30, 2006, the Company has fully reserved for this customer receivable.

ADVO, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. Valassis Merger and Litigation

ADVO entered into a Merger Agreement, dated as of July 5, 2006, with Valassis Communications, Inc. (“Valassis’) and its wholly-owned subsidiary, Michigan Acquisition Corporation (“Merger Sub’), pursuant to which Valassis agreed to acquire ADVO in a merger at a price of $37.00 per share in cash (“Merger Agreement”). The full text of the Merger Agreement was filed as Exhibit 2.1 to the Company’s July 10, 2006 Current Report on Form 8-K.

On August 30, 2006, Valassis filed a complaint against the Company in the Court of Chancery for New Castle County, Delaware (“Delaware Chancery Court”) seeking to rescind the Merger Agreement. On September 8, 2006, the Company filed an answer and counterclaims in response to the complaint filed by Valassis in the Delaware Chancery Court. The trial began on December 11, 2006.

On December 18, 2006, prior to the conclusion of the trial, the Company entered into an amendment to the Merger Agreement (the “Amended Agreement”) with Valassis, in which, among other things, Valassis agreed to pay $33.00 per share in cash for each of the Company’s outstanding shares, plus interest if the closing does not occur on or before February 28, 2007 or the second business day after the Company’s shareholders approve the merger, whichever is later, and substantially all of the conditions to closing were eliminated.

The Amended Agreement was filed as Exhibit 2.1 to the Company’s December 18, 2006 Current Report on Form 8-K. In connection with the Amended Agreement, the parties entered into a stipulation dismissing the Delaware action with prejudice, which was filed with the Delaware Chancery Court on December 19, 2006.

The Company has announced that a special meeting of ADVO shareholders will be held on February 22, 2007 to consider the adoption of the Amended Agreement.

In September 2006, three Securities Class Action lawsuits (Robert Kelleher v. ADVO, Inc., et al., Jorge Coronel v. ADVO, Inc., et al., Richard L. Field v. ADVO, Inc., et al.) were filed against the Company and certain of its officers in the United States District Court for the District of Connecticut by certain shareholders seeking to certify a class of all persons who purchased ADVO stock between July 6, 2006 and August 30, 2006. These complaints generally allege the Company violated federal securities law by making a series of materially false and misleading statements concerning the Company’s business and financial results in connection with the proposed merger with Valassis and, as a result, the price of the Company’s stock was allegedly inflated.

The plaintiffs in the Kelleher securities class action filed on November 13, 2006 a Motion for Consolidation, Appointment as Lead Plaintiff and approval of Section of Lead and Liaison Counsel. In accordance with discussions among counsel for all parties, the parties in the Securities Class Actions have agreed to a Stipulated Order providing for a date on which a Consolidated Class Action Complaint will be filed and a date within which a responsive pleading to that complaint and related briefings will be due. On December 12, 2006, the Kelleher plaintiffs filed a Motion to Partially Lift Discovery Stay, in response to which defendants filed opposition on January 16, 2007. The Court has not ruled on either of the Kelleher plaintiffs’ motions or the Stipulated Order for proceedings in the Securities Class Actions. Under the circumstances, it is not possible for us to predict the likelihood of a favorable or unfavorable resolution of the Securities Class Actions.

The Company, its directors and certain of its officers, were sued in a derivative action (“Derivative Action”) filed in September 2006, raising essentially the same factual allegations as the Securities Class Actions. The Derivative Action was dismissed by Notice of Voluntary Dismissal without prejudice on January 24, 2007.

In the first quarter of fiscal 2007, the Company incurred $19.2 million of legal and other professional fees related to the Valassis merger and litigation.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

This Quarterly Report on Form 10-Q and, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain statements regarding the Company’s business outlook, prospects, future economic performance, anticipated profitability, revenues, expenses or other financial items, future contracts, market opportunities and other statements that are not historical facts. Such statements are forward looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. Such forward looking statements are based on current information and expectations and are subject to risks and uncertainties which could cause the Company’s actual results to differ materially from those in the forward looking statements. The Company’s business is promotional in nature, and ADVO serves its clients on a “just in time” basis. As a result, fluctuations in the amount, timing, pages and weight, and kinds of advertising pieces can vary significantly from period to period, depending on its customers’ promotional needs, inventories and other factors. In any particular period these transactional fluctuations are difficult to predict, and can materially affect the Company’s revenue and profit results. The Company’s business contains additional risks and uncertainties that include but are not limited to: general changes in customer demand and pricing, the possibility of consolidation in the retail sector; the impact of economic and political conditions on advertising spending and the Company’s distribution system; postal and paper prices; possible governmental regulation or legislation affecting aspects of the Company’s business; the efficiencies achieved with technology upgrades; the efficiencies realized with outsourcing and other cost saving initiatives; fluctuations in interest rates; the outcome of pending shareholder lawsuits; the completion of the pending merger with Valassis; and other general economic factors. Additional risks included, but are not limited to those identified in the Company’s Form 10-K for fiscal 2006 and in this report therein.

OVERVIEW

The Company reported revenues for the first quarter of fiscal 2007 of $384.3 million versus $358.2 million in the first quarter of fiscal 2006. Operating income was $2.1 million versus $20.6 million for the same period and diluted earnings per share was $0.02 versus $0.38. Legal and other professional fees of $19.2 million associated with the Valassis merger and litigation affected both operating income and diluted earnings per share.

ADVO entered into a Merger Agreement, dated as of July 5, 2006, with Valassis Communications, Inc. (“Valassis”) and its wholly-owned subsidiary, Michigan Acquisition Corporation (“Merger Sub”), pursuant to which Valassis agreed to acquire ADVO in a merger at a price of $37.00 per share in cash.

On August 30, 2006, Valassis filed a complaint against the Company in the Court of Chancery for New Castle County, Delaware (“Delaware Chancery Court”) seeking to rescind the Merger Agreement. On September 8, 2006, the Company filed an answer and counterclaims in response to the complaint filed by Valassis in the Delaware Chancery Court. The trial began on December 11, 2006.

On December 18, 2006, prior to the conclusion of the trial, the Company entered into an amendment to the Merger Agreement (the “Amended Agreement”) with Valassis, in which, among other things, Valassis agreed to pay $33.00 per share in cash for each of the Company’s outstanding shares, plus interest if the closing does not occur on or before February 28, 2007 or the second business day after the Company’s shareholders approve the merger, whichever is later, and substantially all of the conditions to closing were eliminated. In connection with the Amended Agreement, the parties entered into a stipulation dismissing the Delaware action with prejudice, which was filed with the Delaware Chancery Court on December 19, 2006.

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

RESULTS OF OPERATIONS

REVENUES

For the first quarter of fiscal 2007 revenues increased $26.1 million to $384.3 million, representing revenue growth of 7.3% over the first quarter of fiscal 2006. The revenue growth was driven primarily by increased volume in client supplied inserts, continued growth from a customer increasing its mailing frequency in the brokered distribution program known as A.N.N.E. (ADVO National Network Extension) and the pass-through of the postage rate increase which occurred in January 2006. Partially offsetting the revenue growth was a 9.4% decrease in ShopWise® wrap and Missing Child Card products (collectively referred to as “zone products”). Also contributing to the offset were lighter weight client supplied advertising circulars.

The Company continues to be challenged by cancellations and number of unsold pages in zone products for the three months ended December 30, 2006. The Company remains focused on improving revenues in its zone products. As discussed previously the Company implemented its new booking strategy in January 2007 in an effort to address these cancellation issues.

Volume increases in the Company’s shared mail products contributed to the revenue growth for the first quarter of fiscal 2007. These volume gains are demonstrated in the Company’s key statistics detailed below:

	Three months ended
	December 30, 2006	% growth over prior year’s qtr
Shared mail packages (in billions)	1.078	3.5%
Average pieces per package	8.6	2.6%
Shared mail advertising pieces (in billions)	9.228	6.2%

Shared mail advertising revenue per thousand pieces decreased 2.9% to $37.00 for the first quarter of fiscal 2007 due to lighter weight advertising circulars and decreases in zone products revenue. Additionally, the Company’s sale of remnant inserts, which are sold at reduced rates, increased during the quarter driving the shared mail advertising revenue per thousand pieces statistic to decrease. The first quarter revenue per thousand pieces statistic has been estimated to provide materially comparable statistic versus the prior year period.

OPERATING EXPENSES

Cost of sales as a percentage of revenue increased 0.5 percentage points to 77.6% for the first quarter of the current year when compared to the same quarter of the prior year. In absolute terms, cost of sales for the three months ended December 30, 2006, was $298.3 million increasing $21.9 million from the same period of the prior year. This increase was attributable to higher distribution costs driven by the increase in shared mail advertising package growth, the impact of the postal rate increase and higher delivery costs associated with the volume increase in the Company’s A.N.N.E program. This increase was slightly offset by improved unused postage costs which decreased 2.6 percentage points from the prior period. Unused postage results from advertising packages not being completely filled. The increase in average pieces per package and the start of the Company’s joint distribution agreement with the LA Times decreased unused postage costs for the first quarter of fiscal 2007. More pieces were delivered in existing packages, thus improving the utilization of postage costs.

Selling, general and administrative costs (“SG&A costs”), including the provision for bad debts, were $83.9 million for the current quarter increasing $22.6 million, or 37%, from the prior year’s quarter. This increase was predominately due to legal and other professional fees of $19.2 million related to the Valassis litigation that was settled in December 2006. Excluding the fees associated with the Valassis litigation, SG&A costs would have increased 5.6% from the prior year’s quarter. Other components that contributed, but to a lesser extent, to the increase in SG&A costs in the first quarter of fiscal 2007 versus the prior period were a $1.6 million increase in

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

depreciation expense primarily as a result of the implementation and activation of the Service Delivery Project (“SDR”) and a $1.0 million increase in bad debt expense primarily due to collectibilty issues of a specific client in the satellite category.

OPERATING INCOME

For the first quarter of fiscal 2007, the Company reported operating income of $2.1 million versus $20.6 million for the first quarter of fiscal 2006. The $18.5 million decrease primarily resulted from legal and other professional fees associated with the Valassis merger and litigation. Excluding these costs, operating income would have been approximately $0.7 million higher than the prior year amount. The Company expects to incur additional future costs related to the pending Valassis merger that will impact its operating income.

INTEREST EXPENSE

Interest expense was $2.5 million for the first quarter of fiscal 2007, increasing $0.5 million from the same period in the prior year due to higher interest rates in the current quarter and borrowings under the revolving line of credit.

INCOME TAXES

The Company’s effective tax rate for the first quarter of fiscal 2007 was derived using an estimated effective annual tax rate of 38.3 % which was then adjusted for the effect of discrete tax benefits impacting the first quarter of fiscal 2007 and resulting in a (48.5)% effective tax rate for the first quarter. The discrete tax benefit item resulted from the retroactive reinstatement of the federal research and development tax credit back to January 1, 2006. The Valassis merger and litigation costs negatively impacted pretax income for the current quarter in turn reducing the provision for income taxes. The first quarter discrete tax benefit was higher than the first quarter provision for income taxes resulting in an overall income taxes benefit of $0.2 million in the current quarter.

The Company’s effective income tax rate the first quarter of fiscal 2006 was 38.7%.

EARNINGS PER SHARE

The Company reported diluted earnings per share of $0.02 for the first quarter of fiscal 2007 compared to $0.38 for the comparable prior year quarter. The first quarter diluted earnings per share were negatively affected by $0.37 due to the Valassis merger and litigation costs.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes selected measures of liquidity and capital resources.

(In millions, except working capital ratio)	December 30, 2006	September 30, 2006
Cash and cash equivalents	$24.8	$37.7
Cash (used) generated from operating activities	$(5.9)	$45.3
Working capital	$138.7	$143.3
Working capital ratio	1.98	2.02
Total debt	$126.6	$124.0

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

The Company reviews the collectibility of receivables on an ongoing basis taking into account a combination of factors. Some customers in the Company’s telecommunications/satellite retail advertising category are faced with financial issues that may cause a risk to the Company’s collection of its accounts receivable. The Company has established specific reserves for these customers. But, if the situation of one or more of the Company’s customers changes, the Company may be required to record additional reserves.

Based on current earnings projections and the prevailing economic conditions for customer demand, the Company believes that over the next 12 months it will have sufficient liquidity from cash and cash equivalents, cash flow from operating activities, and borrowings from unused commitments on its revolving line of credit to fund its operations and working capital requirements as currently planned, its capital plan expenditures, interest payments on its indebtedness and contractual obligations.

SOURCES AND USES OF CASH

As of December 30, 2006, cash and cash equivalents were $24.8 million, decreasing $12.9 million from cash and cash equivalents at September 30, 2006. This decrease was the resultant of net cash used for operating and investing activities of $5.9 million and $11.2 million, respectively, offset by cash provided by financing activities of $4.3 million.

OPERATING ACTIVITIES

Net cash used by operating activities for the three months ended December 30, 2006 was $5.9 million versus net cash provided by operating activities of $0.7 million for the three months ended December 24, 2005. The $6.6 million year-over-year decrease was attributed, in part, to changes within working capital assets and liabilities, the $11.3 million decrease in net income and the change in deferred taxes primarily due to the capitalization of acquisition costs associated with the Valassis merger.

For the three months ended December 30, 2006 the Company’s principal working capital requirements, which directly affected net cash provided by operating activities, were as follows:

•

An increase in accounts receivable attributable to revenue growth, the timing of collections due to seasonality of the holidays in late December and to a lesser degree, the residual invoicing issues resulting from the SDR implementation;

•

A decrease in customer advances due to the timing of customer payments. The Company received an advance from one of its largest customers at the end of the Company’s 2006 fiscal year. During the first quarter of fiscal 2007, this customer’s mailings decreased the customer advance balance; and

•	An increase in federal and state income taxes payable due to deferred tax asset increases, particularly the deferred tax asset attributable to the Valassis acquisition costs.

For the three months ended December 24, 2005 the Company’s principal working capital requirements, which directly affected net cash provided by operating activities, were as follows:

ADVO, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

•

An increase in accounts receivable attributable to revenue growth, the extension of credit terms to existing large clients versus prepayment and the timing of collections due to seasonality of the holidays in late December;

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

INVESTING ACTIVITIES

Investing activities for the three months ended December 30, 2006 were $11.2 million versus $10.1 million for the three months ended December 24, 2005 and were attributable to capital expenditures.

Capital expenditures of $11.2 million for the first quarter of fiscal 2007 consisted mainly of $9.6 million for machinery & equipment, software development, software and hardware for the Detached Label Address project (“DAL project”). The DAL project is the Company’s new on-package addressing which will replace the detached address label currently used for most of the Company’s mailings. Other capital expenditures included $0.5 million for various other machinery and equipment.

Capital expenditures of $10.1 million for the first quarter of fiscal 2006 consisted mainly of:

•	$6.7 million for software development for the Company’s SDR project;

•	$2.4 million for various production equipment, including Alphaliners (computerized mail sorters); and

•	$0.5 million for computer hardware and upgrades to existing software.

The Company’s fiscal 2007 capital plan estimates expenditures for the entire year to be approximately $45.0 million. Historically, cash from operating activities has been sufficient to cover the financing of these capital expenditures. The Company expects this trend will continue and that the combination of cash from operating activities and unused commitments under its revolving line of credit will be sufficient to cover future capital expenditures.

FINANCING ACTIVITIES

Financing activities provided $4.3 million of net cash for the three months ended December 30, 2006 and $1.1 million for the same period of the prior year.

For the current period, financing activities consisted primarily of $2.5 million of borrowings from the revolving line of credit and $1.7 million in proceeds from the exercise of stock options.

Financing activities for the prior period included $4.5 million of borrowings from the revolving line of credit offset by $3.4 million for the quarterly cash dividend.

The Company maintains credit facilities totaling $275 million, which include $125 million of senior secured notes privately placed with several institutional investors and a $150 million revolving line of with a syndicate of banks. At December 30, 2006 there was $126.6 million of debt outstanding, with $2.5 million classified as current. The Company paid the entire $2.5 million revolver balance in the next fiscal month. The Company anticipates it will be able to meet its debt obligations through funds generated from operations.

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

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations from those discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 except for the Amended Merger Agreement with Valassis.

ADVO entered into a Merger Agreement, dated as of July 5, 2006, with Valassis and its wholly-owned subsidiary, Michigan Acquisition Corporation, pursuant to which Valassis agreed to acquire ADVO in a merger at a price of $37.00 per share in cash.

On August 30, 2006, Valassis filed a complaint against the Company in the Delaware Chancery Court seeking to rescind the Merger Agreement. On September 8, 2006, the Company filed an answer and counterclaims in response to the complaint filed by Valassis in the Delaware Chancery Court. The trial began on December 11, 2006.

On December 18, 2006, prior to the conclusion of the trial, the Company entered into an amendment to the Merger Agreement with Valassis, in which, among other things, Valassis agreed to pay $33.00 per share in cash for each of the Company’s outstanding shares, plus interest if the closing does not occur on or before February 28, 2007 or the second business day after the Company’s shareholders approve the merger, whichever is later, and substantially all of the conditions to closing were eliminated. In connection with the Amended Agreement, the parties entered into a stipulation, which was filed with the Delaware Chancery Court on December 19, 2006, dismissing the Delaware action with prejudice.

The Company has paid and will be obligated to pay certain professional fees and related expenses in connection with the proposed merger with Valassis.

The Company’s contractual obligations as of December 30, 2006 include the $2.5 million revolver due in less than one year and the $125.0 million senior secured notes due in December 2013. The current and long-term debt amount of $126.6 million on the Consolidated Balance Sheets represents the carrying value of the debt, which includes the fair value of the Company’s fixed to floating interest rate swap agreements at December 30, 2006. Valassis has announced that it intends to retire the senior secured notes in connection with the closing of the merger.

Critical Accounting Policies

Critical accounting policies are defined as those that are most important to the portrayal of a company’s financial condition and results of operations and which require complex or subjective judgments or estimates. Actual results could differ from those estimates under different assumptions and conditions. Historically, actual results have not differed significantly from the Company’s estimates. The Company’s critical accounting policies are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

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

The Company entered into an interest rate swap agreement with a notional amount of $25 million to swap a portion of the 5.71% fixed rate interest on the Company’s $65 million senior secured notes for variable rate interest. At December 30, 2006 and September 30, 2006, the fair market value of this agreement was a loss of $0.9 million and $1.0 million, respectively. This fair value hedge expires on December 4, 2013.

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

At December 30, 2006 and September 30, 2006, the fair market value of the agreements in effect was a gain of $0.1 million for both periods.

If interest rates should change by 2 percentage points in fiscal 2007 from those rates in effect at December 30, 2006, interest expense would increase/decrease by approximately $0.9 million. These amounts are determined by considering the hypothetical interest rates on the Company’s borrowing cost. The sensitivity analysis also assumes no changes in the Company’s financial structure.

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

The Company continues to encounter transitional issues with entering and processing customer orders in its company-wide ERP system, known as SDR. The Company is actively monitoring these issues and implementing appropriate changes to system processes. As a result of the issues and related process changes, the Company has established compensating controls to ensure the Company’s financial statements present fairly, in all material respects, the Company’s financial condition and results of operations in accordance with generally accepted accounting principles.

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

Part II – Other Information

Item 1.	Legal Proceedings

See Note 6 to the Consolidated Financial Statements within Part I, Item 1.

Item 1A.	Risk Factors

Set forth below is a discussion of the changes in our risk factors as previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. (“fiscal 2006 Form 10-K”)

The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in the Company’s fiscal 2006 Form 10-K.

We may not achieve planned efficiencies through strategic initiatives, leading to higher costs than planned.

We expect financial performance in fiscal 2007 to benefit from savings resulting from certain strategic initiatives implemented in the second half of fiscal 2006, including: the Southern California joint distribution agreement; graphics print outsourcing; the Memphis facility consolidation; and the outsourcing of our transportation logistics activities. The ability to achieve the anticipated benefits from these strategic initiatives may take longer than anticipated, may result in unanticipated additional costs or may be unsuccessful. At the end of fiscal 2006, the Company anticipated total savings from these initiatives to be approximately $16 to $18 million.

The Company amended its agreement with the company performing the graphics print production services in December 2006. Such graphics print production services were initially scheduled to be transitioned to the outsourcing company in a multi-phase implementation process by January 2007. The amended agreement extends the transition period to December 2007. In addition, the fee structure was amended to account for the extended transition period.

As a result of these changes, the Company’s revised anticipated total savings from the aforementioned strategic initiatives in fiscal 2007 is expected to be between $13 to $15 million.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock purchases made by the Company or on behalf of the Company for the quarter ended December 30, 2006.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program (1)	Total Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 2006
Employee transactions (2)	—	—	N/A	N/A
Deferred compensation plan (3)	—	—	N/A	N/A

November 2006
Employee transactions (2)	—	—	N/A	N/A
Deferred compensation plan (3)	—	—	N/A	N/A

December 2006
Employee transactions (2)	—	—	N/A	N/A
Deferred compensation plan (3)	200	$29.61	N/A	N/A

Total shares purchased	200

(1)	In October 2003, the Company announced a stock buyback program allowing the repurchase of 1.5 million shares. Under the authorization, the Company can purchase shares on the open market. The stock buyback program does not have an expiration date. The Company purchased no shares under the program for the three months ended December 30, 2006. The maximum number of shares that may yet be purchased under the program is 1.5 million shares.
(2)	Includes shares attested to in satisfaction of the exercise price by holders of employee stock options who exercised options and those shares withheld to satisfy tax withholding obligations upon the release of restricted shares.
(3)	The Company has a non-qualified deferred compensation plan (“plan”) that provides participants the option to invest in several investment opportunities one of which is the ADVO Stock Fund. These shares of ADVO stock are purchased by the plan’s trustee on the open market.

Item 5.	Other Information

Subsequent to the end of the first quarter, the Company’s Board of Directors approved the termination of all the Company’s deferred compensation plans immediately prior to the closing of the merger.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit Index

Exhibit No.	Exhibits Included Within:
10(a)	Amendment to Agreement for Graphics Print Production Services, dated December 11, 2006 between ADVO and Affinity Express, Inc. **

31(a)	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d – 14(a) of the Securities Exchange Act.

31(b)	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d – 14(a) of the Securities Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	The Company has requested confidential treatment of certain portions of this exhibit from the SEC. The omitted portions have been filed with the SEC.

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVO, Inc.

Date: February 8, 2007	By:	/s/ JEFFREY E. EPSTEIN
Jeffrey E. Epstein
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)